Form 10-Q
period 1994-09-30
REPUBLIC GYPSUM CO
filed 1994-11-04
CIK 83226

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  ------------

(Mark One)
   (X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

                                       OR

   ( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . .  to . . . . . . .

Commission file number 1-7210


                            REPUBLIC GYPSUM COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              75-1155922
- - -------------------------------                                  ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification No.)

811 East 30th Avenue, Hutchinson, Kansas                         67502-4341
- - ----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip code)

Post Office Box 1307, Hutchinson, Kansas                         67504-1307
- - ----------------------------------------                         ----------
           (Mailing Address)                                     (Zip code)

                                  316-727-2700
                              --------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X .           No    .
    ---               ---

On October 31, 1994, there were 10,550,846 shares of the registrant's Common Stock, $1.00 par value outstanding.

                            REPUBLIC GYPSUM COMPANY

                                   FORM 10-Q
                                Quarterly Report

                    For the Quarter Ended September 30, 1994


                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Reference is made to pages 2 through 5 hereof which set forth certain consolidated financial statements of Registrant in accordance with
         Part I of Form 10-Q.

         The consolidated financial statements include the accounts of the Registrant and its subsidiaries, Republic Paperboard Company, Hollis & Eastern Railroad Company, Delta Roofing Mills, Inc. and LaPorte Minerals Corporation.

REPUBLIC GYPSUM COMPANY
CONSOLIDATED STATEMENTS OF INCOME
Quarters Ended September 30, 1994 and 1993 (Unaudited)


                                                       1994                     1993
                                                   -----------              -----------
Gross sales_____________________________           $24,781,000              $17,772,000

Less freight and discounts______________             3,928,000                3,294,000
                                                   -----------              -----------

Net sales_______________________________            20,853,000               14,478,000

Costs and expenses:
  Cost of sales_________________________            14,269,000               10,215,000
  Selling and administrative expenses___             2,220,000                1,943,000
                                                   -----------              -----------

                                                    16,489,000               12,158,000
                                                   -----------              -----------

Operating profit________________________             4,364,000                2,320,000

Other income, net_______________________                17,000                  114,000
                                                   -----------              -----------

Income before income taxes______________             4,381,000                2,434,000

Provision for income taxes______________             1,705,000                  902,000
                                                   -----------              -----------

Net income______________________________           $ 2,676,000              $ 1,532,000
                                                   ===========              ===========


Net income per share____________________           $      0.25              $      0.14
                                                   ===========              ===========


Dividends per share_____________________           $      0.05              $      0.03
                                                   ===========              ===========


See accompanying notes to financial statements.

REPUBLIC GYPSUM COMPANY
CONSOLIDATED BALANCE SHEETS
September 30, 1994 and June 30, 1994


                                                           September 30,               June 30,
                                                               1994                      1994
ASSETS                                                     -------------             -----------
                                                            (Unaudited)
Current assets:
  Cash and cash equivalents_____________________            $ 2,403,000              $   910,000
  Investments and marketable securities,
    at cost, which approximates market__________                      -                  500,000
  Accounts receivable, net______________________             10,588,000                7,986,000
  Income tax refunds receivable_________________                219,000                  219,000
  Inventories:
    Finished goods______________________________              1,210,000                  997,000
    Raw materials and supplies__________________              3,683,000                3,396,000
                                                            -----------              -----------
                                                              4,893,000                4,393,000
  Prepaid expenses______________________________                374,000                  366,000
  Net assets held for sale______________________                264,000                  264,000
                                                            -----------              -----------
    Total current assets________________________             18,741,000               14,638,000

Property, plant and equipment, at cost__________             71,416,000               70,166,000
  Less accumulated depreciation, amortization
    and depletion_______________________________             33,230,000               32,433,000
                                                            -----------              -----------
                                                             38,186,000               37,733,000
Other assets____________________________________                634,000                  648,000
                                                            -----------              -----------
Total assets____________________________________            $57,561,000              $53,019,000
                                                            ===========              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable______________________________            $ 5,697,000              $ 4,838,000
  Accrued payroll and employee benefits_________              1,137,000                1,339,000
  Income taxes payable__________________________              1,661,000                        -
  Accrued property taxes________________________                431,000                  272,000
  Other current liabilities_____________________                667,000                  796,000
                                                            -----------              -----------
    Total current liabilities___________________              9,593,000                7,245,000

Deferred income taxes___________________________              3,759,000                3,715,000

Other long-term liabilities_____________________                886,000                  886,000

Stockholders' equity:
  Common stock, $1 par value____________________             10,538,000               10,538,000
  Additional paid-in capital____________________             12,211,000               12,211,000
  Retained earnings_____________________________             20,600,000               18,450,000
  Less pension liability adjustment_____________             (   26,000)              (   26,000)
                                                            -----------              -----------

    Total stockholders' equity__________________             43,323,000               41,173,000
                                                            -----------              -----------
Total liabilities and stockholders' equity______            $57,561,000              $53,019,000
                                                            ===========              ===========


See accompanying notes to financial statements.

REPUBLIC GYPSUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 1994 and 1993 (Unaudited)


                                                               1994                     1993
                                                           -----------              -----------
Cash flows from operating activities:
  Net income____________________________________           $ 2,676,000              $ 1,532,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, amortization and depletion____               822,000                  648,000
    Write down of property, plant and equipment_                21,000                        -
    Deferred income taxes_______________________                44,000               (  120,000)
    (Gain) loss on sale of fixed assets_________            (    1,000)                   6,000
    Changes in assets and liabilities:
      Accounts receivable_______________________            (2,602,000)              (1,417,000)
      Income tax refunds receivable_____________                     -                   15,000
      Inventories_______________________________            (  500,000)              (  345,000)
      Prepaid expenses__________________________            (    8,000)                  88,000
      Accounts payable and accrued liabilities__               687,000                   86,000
      Income taxes payable______________________             1,661,000                  902,000
    Other non-current assets and liabilities____                14,000                   62,000
                                                           -----------              -----------

  Net cash provided by operating activities_____             2,814,000                1,457,000


Cash flows from investing activities:
  Additions to property, plant and equipment____            (1,297,000)              (1,069,000)
  Proceeds from sale of property, plant and
    equipment___________________________________                     -                   25,000
  Purchases of investments______________________                     -               (  500,000)
  Proceeds from sale of investments_____________               500,000                        -
  Other, net____________________________________                 2,000               (    3,000)
                                                           -----------              -----------

  Net cash used by investing activities_________            (  795,000)              (1,547,000)

Cash flows from financing activities:
  Dividends paid________________________________            (  526,000)              (  316,000)
                                                           -----------              -----------

  Net cash used by financing activities_________            (  526,000)              (  316,000)
                                                           -----------              -----------

Net increase (decrease) in cash and cash
  equivalents___________________________________             1,493,000               (  406,000)

Cash and cash equivalents at beginning of year__               910,000                2,474,000
                                                           -----------              -----------

Cash and cash equivalents at end of period______           $ 2,403,000              $ 2,068,000
                                                           ===========              ===========


See accompanying notes to financial statements.

REPUBLIC GYPSUM COMPANY


Notes to Consolidated Financial Statements
September 30, 1994 and 1993 (Unaudited)


(1) In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, to fairly present the Company's financial position as of September 30, 1994, and the results of operations for the quarters ended September 30, 1994 and 1993. The operating results for the interim period are not necessarily indicative of the results to be expected for a full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K as of June 30, 1994.

(2) Per share computations are based on the weighted average number of common shares outstanding during each period. Earnings per common and common equivalent share, on a fully diluted basis, are substantially the same as primary earnings per share as presented. The number of shares used in the per share computations were 10,592,000 for the quarter ended September 30, 1994, and 10,580,000 for the comparable 1993 period.

(3) In connection with its preparations for a warehouse addition to its paperboard mill located in Commerce City, Colorado, a suburb of Denver, the Company discovered and has been investigating the presence of subsurface petroleum hydrocarbons. The Company retained an environmental consultant who concluded that fuel oil, jet fuel, and gasoline additives had migrated in the subsurface of the Company's property from an adjacent property. The Company and the adjacent property owner are jointly sponsoring additional investigations and discussions between the parties continue. The Company has completed the construction of the warehouse under approval of the Colorado Department of Health. At this time, the Company has not ascertained the future liability, if any, of the above matter.

(4) At September 30, 1994, the Company has commitments to purchase property, plant, and equipment totaling approximately $1,000,000.

(5) Reclassification: Certain prior balances have been reclassified to conform with current year presentation.

         Results of Operations

         Quarters ended September 30, 1994 and 1993. Consolidated net sales increased 44% and consolidated net income increased 75% due to an 11% increase in shipments of gypsum wallboard and a 45% rise in average net selling prices for gypsum wallboard. Operating results also were favorably affected in 1994 by the Company's newly acquired reclaimed paper facilities in Kansas City, Missouri and Topeka, Kansas. Total shipments of paperboard decreased 10% during the 1994 quarter, principally due to a ten day shutdown in early July at the Hutchinson, Kansas recycled paperboard mill for boiler maintenance and new capital equipment installations. Also, production was being ramped up at the Denver, Colorado recycled paperboard mill in the first quarter after major equipment installations in the prior quarter.

         Operating profits were up $2,044,000 or 88% during the 1994 quarter compared to 1993. The primary reasons were higher shipments and an increase in average net selling prices of gypsum wallboard.

         Orders and shipments continued to be strong for both paperboard and gypsum wallboard. Selling price increases for recycled paperboard, which took effect in July and September, caused average net selling prices for recycled paperboard to be up 12% over the same quarter of 1993. Prices of gypsum wallboard increased 8% this quarter over the June 1994 quarter, although recently implemented interest rate increases may dampen demand for gypsum wallboard as early as the 1995 calendar year. Demand for recycled paperboard, principally packaging materials such as cans, tubes and cores, is not as interest rate sensitive.

         The price of paperstock, the principal raw material used in the production of recycled paperboard, rose significantly during the last half of fiscal 1994 and cost increases continued into the first quarter of fiscal 1995. That adversely affected the September quarter's paperboard profit margins, even though, as previously stated, the average net selling prices for paperboard were 12% higher than the same quarter of 1993. Republic recently announced two separate paperboard selling price increases which should offset most of the rise in paperstock costs to date. However, the full effect of these selling price increases will not be realized until the second quarter. There appears to have been some stabilization in the overall pricing and demand for reclaimed paper in recent weeks.

         In connection with its preparations for a warehouse addition to its paperboard mill located in Commerce City, Colorado, a suburb of Denver, the Company discovered and has been investigating the presence of subsurface petroleum hydrocarbons. The Company retained an environmental consultant who concluded that fuel oil, jet fuel, and gasoline additives had migrated in the subsurface of the Company's property from an adjacent property. The Company and the adjacent property owner are jointly sponsoring additional investigations and discussions between the parties continue. The Company has completed the construction of the warehouse under approval of the Colorado Department of Health. At this time, the Company has not ascertained the future liability, if any, of the above matter.

Liquidity and Capital Resources

         The following is a summary of certain financial statistics related to the liquidity of the Company at September 30, 1994, and at June 30, 1994.

                                           September 30,    June 30,
                                               1994           1994
                                           ------------   ------------
Working Capital                            $  9,148,000   $  7,393,000
Current Ratio                                  2.0:1          2.0:1
Cash and investments                       $  2,403,000   $  1,410,000

         The Company had a $6,000,000 working capital line of credit from a commercial bank as of September 30, 1994. To date, no amounts have been borrowed against the line of credit which expires on November 1, 1995. Management believes that cash and investments, internally generated funds and possible asset sales, supplemented as needed by advances under the working capital line of credit, will be sufficient to meet the Company's short-term, and at least for the foreseeable future, long-term working capital requirements.

         The Company's capital expenditure budget for the 1995 fiscal year totals approximately $8,697,000. Approximately $5,000,000 of that amount is earmarked for paperboard mill improvements and other capital upgrades included in the Company's five-year capital plan. Cash provided by operations and existing cash balances should be sufficient to fund these expenditures.

         On October 27, 1994, the Board of Directors of the Company declared a quarterly cash dividend of $.06 per share on its outstanding common stock to be paid on December 15, 1994, to stockholders of record on November 30, 1994. The dividend payment will amount to approximately $633,000 and will be paid from existing cash balances.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no material pending legal proceedings involving the Company or any of its subsidiaries, other than ordinary routine litigation incidental to the Company's business.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual Meeting of Stockholders on October 27, 1994. At the meeting, the stockholders elected management's nine (9) nominees for the Board of Directors. The names of the persons elected to the Board and the votes cast for, the votes withheld and broker non-votes with respect to each such director are set forth below:

                                    Votes           Votes         Broker
                                     For           Withheld      Non-Votes
                                    -----          --------      ---------
         Phil Simpson             9,301,050        101,245           0
         Stephen L. Gagnon        9,388,749         13,546           0
         Bert A. Nelson           9,388,067         14,228           0
         Talbot Rain              9,367,863         34,432           0
         Gerald L. Ray            9,382,342         19,953           0
         Robert F. Sexton         9,388,539         13,756           0
         David P. Simpson         9,268,641        133,654           0
         L.L. Wallace             9,311,035         91,260           0
         David B. Yarbrough       9,368,080         34,215           0

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 4 Loan Agreement with The Plains National Bank of Lubbock, dated November 1, 1994, and related Note.

         Exhibit 27       Article 5 of Regulation S-X - Financial Data Schedule.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   REPUBLIC GYPSUM COMPANY


November 1, 1994                   /s/ Doyle R. Ramsey
                                    Doyle R. Ramsey
                                    Vice President and Chief
                                    Financial Officer



November 1, 1994                   /s/ John W. McCracken
                                    John W. McCracken
                                    Controller and Principal
                                    Accounting Officer

                               INDEX TO EXHIBITS

                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
NUMBER                           DESCRIPTION                                     PAGE
- - -------                          -----------                                 ------------
Exhibit 4        Loan Agreement with The Plains National Bank of Lubbock,
                 dated November 1, 1994, and related Note.

Exhibit 27       Article 5 of Regulation S-X - Financial Data Schedule.