Form 10-Q
period 1994-12-31
REPUBLIC GYPSUM CO
filed 1995-02-10
CIK 83226

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ____________


(Mark One)
   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1994

                                       OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period from . . . . . . .  to . . . . . . .

Commission file number 1-7210


                           REPUBLIC GYPSUM COMPANY
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)
           DELAWARE                                                 75-1155922
- - - -------------------------------                                     ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)

811 East 30th Avenue, Hutchinson, Kansas                            67502-4341
- - - ----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip code)

Post Office Box 1307, Hutchinson, Kansas                            67504-1307
- - - ----------------------------------------                            ----------
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

On January 31, 1995, there were 10,554,096 shares of the registrant's Common Stock, $1.00 par value outstanding.

                            REPUBLIC GYPSUM COMPANY

                                   FORM 10-Q
                                Quarterly Report

                    For the Quarter Ended December 31, 1994


                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Reference is made to pages 2 through 7 hereof which set forth certain consolidated financial statements of Registrant in accordance with
         Part I of Form 10-Q.

         The consolidated financial statements include the accounts of the Registrant and its subsidiaries, Republic Paperboard Company, Hollis & Eastern Railroad Company, Delta Roofing Mills, Inc. and LaPorte Minerals Corporation.

REPUBLIC GYPSUM COMPANY
CONSOLIDATED STATEMENTS OF INCOME
Quarters Ended December 31, 1994 and 1993 (Unaudited)




                                                       1994                     1993
                                                   -----------              -----------
Gross sales_____________________________           $26,297,000              $18,116,000

Less freight and discounts______________             3,951,000                3,299,000
                                                   -----------              -----------

Net sales_______________________________            22,346,000               14,817,000

Costs and expenses:
  Cost of sales_________________________            15,251,000               10,429,000
  Selling and administrative expenses___             2,272,000                2,035,000
                                                   -----------              -----------

                                                    17,523,000               12,464,000
                                                   -----------              -----------

Operating profit________________________             4,823,000                2,353,000

Other income, net_______________________                42,000                  127,000
                                                   -----------              -----------

Income before income taxes______________             4,865,000                2,480,000

Provision for income taxes______________             2,019,000                1,006,000
                                                   -----------              -----------

Net income______________________________           $ 2,846,000              $ 1,474,000
                                                   ===========              ===========

Net income per share____________________           $      0.27              $      0.14
                                                   ===========              ===========


Dividends per share                                $      0.06              $      0.04
                                                   ===========              ===========




See accompanying notes to consolidated financial statements.

REPUBLIC GYPSUM COMPANY
CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended December 31, 1994 and 1993 (Unaudited)




                                                      1994                     1993
                                                  -----------              -----------
Gross sales_____________________________          $51,078,000              $35,888,000

Less freight and discounts______________            7,879,000                6,593,000
                                                  -----------              -----------

Net sales_______________________________           43,199,000               29,295,000

Costs and expenses:
  Cost of sales_________________________           29,520,000               20,644,000
  Selling and administrative expenses___            4,492,000                3,978,000
                                                  -----------              -----------

                                                   34,012,000               24,622,000
                                                  -----------              -----------

Operating profit________________________            9,187,000                4,673,000

Other income, net_______________________               58,000                  241,000
                                                  -----------              -----------

Income before income taxes______________            9,245,000                4,914,000

Provision for income taxes______________            3,723,000                1,908,000
                                                  -----------              -----------

Net income______________________________          $ 5,522,000              $ 3,006,000
                                                  ===========              ===========


Net income per share____________________          $      0.52              $      0.28
                                                  ===========              ===========

Dividends per share_____________________          $      0.11              $      0.07
                                                  ===========              ===========




See accompanying notes to consolidated financial statements.

REPUBLIC GYPSUM COMPANY
CONSOLIDATED BALANCE SHEETS
December 31, 1994 and June 30, 1994



                                                      December 31,              June 30,
ASSETS                                                   1994                     1994
                                                      -----------              -----------
                                                      (Unaudited)
Current assets:
  Cash and cash equivalents_____________________      $ 3,137,000              $   910,000
  Investments and marketable securities,
    at cost, which approximates market__________          500,000                  500,000
  Accounts receivable, net______________________        9,692,000                7,986,000
  Income tax refunds receivable_________________          219,000                  219,000
  Inventories:
    Finished goods______________________________        1,625,000                  997,000
    Raw materials and supplies__________________        3,870,000                3,396,000
                                                      -----------              -----------
                                                        5,495,000                4,393,000
  Prepaid expenses______________________________          475,000                  366,000
  Net assets held for sale______________________          264,000                  264,000
                                                      -----------              -----------
    Total current assets________________________       19,782,000               14,638,000

Property, plant and equipment, at cost                 72,839,000               70,166,000
  Less accumulated depreciation, amortization
    and depletion_______________________________       34,063,000               32,433,000
                                                      -----------              -----------
                                                       38,776,000               37,733,000
Other assets____________________________________          620,000                  648,000
                                                      -----------              -----------
Total assets____________________________________      $59,178,000              $53,019,000
                                                      ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable______________________________      $ 5,911,000              $ 4,838,000
  Accrued payroll and employee benefits_________        1,574,000                1,339,000
  Income taxes payable__________________________          460,000                        -
  Accrued property taxes________________________          325,000                  272,000
  Other current liabilities_____________________          651,000                  796,000
                                                      -----------              -----------
    Total current liabilities___________________        8,921,000                7,245,000

Deferred income taxes___________________________        3,759,000                3,715,000

Other long-term liabilities_____________________          887,000                  886,000

Stockholders' equity:
  Common stock, $1 par value____________________       10,552,000               10,538,000
  Additional paid-in capital____________________       12,273,000               12,211,000
  Retained earnings_____________________________       22,812,000               18,450,000
  Less pension liability adjustment_____________       (   26,000)              (   26,000)
                                                      -----------              -----------

    Total stockholders' equity__________________       45,611,000               41,173,000
                                                      -----------              -----------
Total liabilities and stockholders' equity______      $59,178,000              $53,019,000
                                                      ===========              ===========





See accompanying notes to consolidated financial statements.

REPUBLIC GYPSUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 1994 and 1993 (Unaudited)



                                                            1994                     1993
                                                        -----------              -----------
Cash flows from operating activities:
  Net income____________________________________        $ 5,522,000              $ 3,006,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, amortization and depletion____          1,658,000                1,361,000
    Write down of property, plant and equipment_             20,000                        -
    Deferred income taxes_______________________             44,000               (  120,000)
    (Gain) loss on sale of fixed assets_________              8,000               (   17,000)
    Changes in assets and liabilities:
      Accounts receivable_______________________         (1,706,000)              (  980,000)
      Income tax refunds receivable_____________                  -                   15,000
      Inventories_______________________________         (1,102,000)              (  444,000)
      Prepaid expenses__________________________         (  109,000)                  63,000
      Accounts payable and accrued liabilities__          1,216,000                  850,000
      Income taxes payable______________________            460,000                  277,000
    Other non-current assets and liabilities____             29,000                  268,000
                                                        -----------              -----------

  Net cash provided by operating activities_____          6,040,000                4,279,000


Cash flows from investing activities:
  Additions to property, plant and equipment____         (2,729,000)              (4,049,000)
  Proceeds from sale of property, plant and
    equipment___________________________________                  -                  148,000
  Purchases of investments______________________         (  500,000)              (  500,000)
  Proceeds from sale of investments_____________            500,000                        -
                                                        -----------              -----------
  Net cash used by investing activities_________         (2,729,000)              (4,401,000)

Cash flows from financing activities:
  Dividends paid________________________________         (1,160,000)              (  737,000)
  Unearned compensation_________________________                  -                  186,000
  Proceeds from exercise of stock options_______             76,000                    3,000
  Other, net____________________________________                  -                    2,000
                                                        -----------              -----------

  Net cash used by financing activities_________         (1,084,000)              (  546,000)

Net increase (decrease) in cash and cash
  equivalents___________________________________          2,227,000               (  668,000)

Cash and cash equivalents at beginning of year__            910,000                2,474,000
                                                        -----------              -----------

Cash and cash equivalents at end of period______        $ 3,137,000              $ 1,806,000
                                                        ===========              ===========



See accompanying notes to consolidated financial statements.

REPUBLIC GYPSUM COMPANY


Notes to Consolidated Financial Statements
December 31, 1994 and 1993 (Unaudited)


(1) Basis of Interim Presentation: In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, to fairly present the Company's financial position as of December 31, 1994, the results of operations for the quarters ended December 31, 1994 and 1993, and the results of operations for the six months ended December 31, 1994 and 1993. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K as of June 30, 1994.

(2) Earnings Per Common and Common Equivalent Shares: Per share computations are based on the weighted average number of common shares outstanding during each period. Earnings per common and common equivalent share, on a fully diluted basis, are substantially the same as primary earnings per share as presented. The number of shares used in the per share computations were 10,590,000 and 10,602,000 for the six month and three month periods ended December 31, 1994 and 10,589,000 and 10,590,000 for the comparable 1993 periods.

(3) Environmental: In connection with its preparations for a warehouse addition to its paperboard mill located in Commerce City, Colorado, a suburb of Denver, the Company discovered and has been investigating the presence of subsurface petroleum hydrocarbons. The Company retained an environmental consultant who concluded that fuel oil, jet fuel, and gasoline additives had migrated in the subsurface of the Company's property from an adjacent property. The Company and the adjacent property owner are jointly sponsoring additional investigations and discussions between the parties continue. The Company has completed the construction of the warehouse under approval of the Colorado Department of Health. At this time, the Company has not ascertained the future liability, if any, of the above matter.

(4) Commitments: At December 31, 1994, the Company has commitments to purchase property, plant, and equipment totaling approximately $700,000.

(5) Reclassification: Certain prior balances have been reclassified to conform with current year presentation.

(6) Subsequent Event: On January 20, 1995, the Company declared a cash dividend of $.06 per share payable to the stockholders of record on February 28, 1995, to be paid on March 15, 1995. Dividend payments of approximately $633,000 will be paid out of existing cash balances.

(7) Subsequent Event: On January 20, 1995, the Company entered into a letter of intent with Old Dominion Box Company and its subsidiary, Halltown Paperboard Company, to purchase substantially all of the assets of Halltown Paperboard Company for $24.5 million plus the value of inventories on hand. Closing of the transaction is subject to satisfactory completion of customary due diligence investigations. These due diligence investigations are in their initial stages. The Company intends to fund the purchase with debt financing.

(8) Income Taxes: The provisions for income taxes are based on estimated annual effective tax rates, which differ from the federal statutory rates principally due to state income taxes and certain non-deductible expenses. These estimates are updated quarterly.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Quarters ended December 31, 1994 and 1993. Consolidated net income for the second quarter ended December 31, 1994 was $2,846,000 or $.27 per share on net sales of $22,346,000. These results compare favorably to consolidated net income of $1,474,000 or $.14 per share on net sales of $14,817,000 experienced in the 1993 quarter. The 51% increase in quarterly net sales between 1994 and 1993 is primarily attributable to a 7% increase in shipments and a 41% increase in net selling prices of gypsum wallboard. The acquisition of the Company's reclaimed paper facilities as of March 31, 1994 and higher net selling prices for the Company's recycled paperboard also contributed to the improvement in net sales during the quarter ended December 31, 1994.

         Operating profits were $4,823,000 for the quarter ended December 31, 1994 compared to $2,353,000 for the same quarter of 1993. The improvement in net sales of gypsum wallboard was the primary cause. Profits from the Company's reclaimed paper facilities also were a contributing factor.

         Demand for gypsum wallboard continued to exceed supply during the most recent quarter. It is still too early to determine when and to what extent the latest increases in interest rates will affect the demand for, and the pricing of, gypsum wallboard.

         Recycled paperboard operating margins, which had been adversely impacted by spiraling reclaimed paper costs, rose to 19% of net sales in the December 1994 quarter from 9% in the September 1994 quarter and 8% in the June 1994 quarter. Reclaimed paper costs are expected to rise significantly again in the third quarter of fiscal 1995. Management believes it will be able to offset, to a major extent, rises in its reclaimed fiber costs with increases in the selling price of its products, however, the implementation of selling price increases typically trails cost increases by thirty to ninety days. Demand for the Company's recycled paperboard products has been strong in recent quarters despite rising selling prices, however, additional increases in selling prices could adversely affect future demand.

         Six Months Ended December 31, 1994 and 1993. Consolidated net income for the six months ended December 31, 1994 was $5,522,000 or $.52 per share, as compared to consolidated net income of $3,006,000 or $.28 per share for the comparable period in 1993. Operating profits were $9,187,000 for the six months ended December 31, 1994 compared to $4,673,000 for the same period in 1993. Consolidated net sales were 47% higher and consolidated net income 84% higher than in the prior year period primarily due to the same reasons as stated for the quarterly comparisons.

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

         On January 20, 1995, the Company entered into a letter of intent with Old Dominion Box Company and its subsidiary, Halltown Paperboard Company, to purchase substantially all of the assets of Halltown Paperboard Company for $24.5 million plus the value of inventories on hand. Halltown operates a recycled paperboard mill located in Halltown, West Virginia which has a rated productive capacity of approximately 70,000 tons per year. In connection with the asset purchase, Republic and Old Dominion will enter into a paperboard supply contract covering uncoated paperboard to be supplied to Old Dominion's converting operations. Closing of the transaction is subject to satisfactory completion of customary due diligence investigations. These due diligence investigations are in their initial stages.

Liquidity and Capital Resources

     The following is a summary of certain financial statistics related to the liquidity of the Company at December 31, 1994, and at June 30, 1994.

                                  December 31,      June 30,
                                      1994            1994
                                  ------------    ------------
Working Capital                   $ 10,861,000     $  7,393,000
Current Ratio                         2.2:1            2.0:1
Cash and investments              $  3,637,000     $  1,410,000

         The Company had a $6,000,000 working capital line of credit from a commercial bank as of December 31, 1994. To date, no amounts have been borrowed against the line of credit which expires on November 1, 1995. Management believes that cash and investments, internally generated funds and possible asset sales, supplemented as needed by advances under the working capital line of credit, will be sufficient to meet the Company's short-term, and at least for the foreseeable future, long-term working capital requirements, including the working capital requirements of the Halltown Paperboard Company operation described above.

         The Company's capital expenditure budget for the 1995 fiscal year totals approximately $8,697,000. Approximately $5,000,000 of that amount is earmarked for paperboard mill improvements and other capital upgrades included in the Company's five-year capital plan. Cash provided by operations and existing cash balances should be sufficient to fund these expenditures.

         On January 20, 1995, the Board of Directors of the Company declared a quarterly cash dividend of $.06 per share on its outstanding common stock to be paid on March 15, 1995, to stockholders of record on February 28, 1995. The dividend payment will amount to approximately $633,000 and will be paid from existing cash balances.

         Republic intends to fund the purchase of Halltown Paperboard Company with long-term debt financing. The Company is currently discussing financing arrangements with several potential lenders.

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

         The following matter was submitted in 1st Quarter 10-Q, Fiscal
1995:

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Exhibit 27       Article 5 of Regulation S-X - Financial Data
                          Schedule.

         (b)      Reports on Form 8-K

         None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   REPUBLIC GYPSUM COMPANY


January 31, 1995                   /s/ Doyle R. Ramsey
                                   ------------------------------
                                    Doyle R. Ramsey
                                    Vice President and Chief
                                    Financial Officer



January 31, 1995                   /s/ John W. McCracken
                                   ------------------------------
                                    John W. McCracken
                                    Controller and Principal
                                    Accounting Officer