Form 10-Q
period 1995-03-31
REPUBLIC GYPSUM CO
filed 1995-05-15
CIK 83226

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  ____________


(Mark One)
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                       OR

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . .  to . . . . . . .

Commission file number 1-7210


                            REPUBLIC GYPSUM COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                           75-1155922
- - - - - -------------------------------                              ------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

811 East 30th Avenue, Hutchinson, Kansas                       67502-4341
- - - - - ----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip code)

Post Office Box 1307, Hutchinson, Kansas                       67504-1307
- - - - - ----------------------------------------                       ----------
        (Mailing Address)                                      (Zip code)

                                  316-727-2700
                                 --------------
              (Registrant's telephone number, including area code)


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

On April 30, 1995, there were 10,556,594 shares of the registrant's Common Stock, $1.00 par value outstanding.

                            REPUBLIC GYPSUM COMPANY

                                   FORM 10-Q
                                Quarterly Report

                      For the Quarter Ended March 31, 1995


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

REPUBLIC GYPSUM COMPANY
CONSOLIDATED STATEMENTS OF INCOME
Quarters Ended March 31, 1995 and 1994 (Unaudited)




                                                                                       1995                    1994
                                                                                  ------------             ------------
Gross sales_____________________________                                          $30,881,000              $20,427,000

Less freight and discounts______________                                            4,350,000                3,623,000
                                                                                  -----------              -----------

Net sales_______________________________                                           26,531,000               16,804,000

Costs and expenses:
  Cost of sales_________________________                                           18,671,000               10,914,000
  Selling and administrative expenses___                                            2,596,000                1,857,000
                                                                                  -----------              -----------

                                                                                   21,267,000               12,771,000
                                                                                  -----------              -----------

Operating profit________________________                                            5,264,000                4,033,000

Other income, net_______________________                                               54,000                  198,000
                                                                                  -----------              -----------

Income before income taxes______________                                            5,318,000                4,231,000

Provision for income taxes______________                                            2,086,000                1,611,000
                                                                                  -----------              -----------

Net income _____________________________                                          $ 3,232,000              $ 2,620,000
                                                                                  ===========              ===========

Net income per share ___________________                                          $      0.30              $      0.25
                                                                                  ===========              ===========


Dividends per share_____________________                                          $      0.06              $      0.05
                                                                                  ===========              ===========




See accompanying notes to consolidated financial statements.

REPUBLIC GYPSUM COMPANY
CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended March 31, 1995 and 1994 (Unaudited)




                                                                                       1995                    1994
                                                                                   -----------             ------------
Gross sales_____________________________                                          $81,959,000              $56,315,000

Less freight and discounts______________                                           12,229,000               10,216,000
                                                                                  -----------              -----------

Net sales_______________________________                                           69,730,000               46,099,000

Costs and expenses:
  Cost of sales_________________________                                           48,191,000               31,558,000
  Selling and administrative expenses___                                            7,088,000                5,835,000
                                                                                  -----------              -----------

                                                                                   55,279,000               37,393,000
                                                                                  -----------              -----------

Operating profit________________________                                           14,451,000                8,706,000

Other income, net_______________________                                              112,000                  439,000
                                                                                  -----------              -----------

Income before income taxes______________                                           14,563,000                9,145,000

Provision for income taxes______________                                            5,809,000                3,519,000
                                                                                  -----------              -----------

Net income______________________________                                          $ 8,754,000              $ 5,626,000
                                                                                  ===========              ===========

Net income per share____________________                                          $      0.83              $      0.53
                                                                                  ===========              ===========


Dividends per share_____________________                                          $      0.17              $      0.12
                                                                                  ===========              ===========




See accompanying notes to consolidated financial statements.

REPUBLIC GYPSUM COMPANY
CONSOLIDATED BALANCE SHEETS
March 31, 1995 and June 30, 1994



                                                                            March 31,                    June 30,
ASSETS                                                                         1995                        1994
                                                                           -----------                  ----------
                                                                           (Unaudited)
Current assets:
  Cash and cash equivalents_________________________                 $      3,199,000               $        910,000
  Investments and marketable securities,
    at cost, which approximates market______________                        1,500,000                        500,000
  Accounts receivable, net__________________________                       12,466,000                      7,986,000
  Income tax refunds receivable_____________________                          143,000                        219,000
  Inventories:
    Finished goods__________________________________                        1,269,000                        997,000
    Raw materials and supplies______________________                        4,258,000                      3,396,000
                                                                     ----------------               ----------------
                                                                            5,527,000                      4,393,000
  Prepaid expenses__________________________________                          321,000                        366,000
  Net assets held for sale__________________________                          264,000                        264,000
                                                                     ----------------               ----------------
    Total current assets____________________________                       23,420,000                     14,638,000

Property, plant and equipment, at cost                                     68,479,000                     66,079,000
Construction in progress                                                    7,527,000                      4,087,000
                                                                     ----------------               ----------------
                                                                           76,006,000                     70,166,000
  Less accumulated depreciation, amortization
    and depletion___________________________________                       34,888,000                     32,433,000
                                                                     ----------------               ----------------
                                                                           41,118,000                     37,733,000
Other assets________________________________________                          667,000                        648,000
                                                                     ----------------               ----------------
Total assets________________________________________                 $     65,205,000               $     53,019,000
                                                                     ================               ================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable__________________________________                 $      8,105,000               $      4,838,000
  Accrued payroll and employee benefits_____________                        2,219,000                      1,339,000
  Income taxes payable______________________________                        1,052,000                             --
  Accrued property taxes____________________________                          428,000                        272,000
  Other current liabilities_________________________                          728,000                        796,000
                                                                     ----------------               ----------------
    Total current liabilities_______________________                       12,532,000                      7,245,000

Deferred income taxes_______________________________                        3,540,000                      3,715,000

Other long-term liabilities_________________________                          888,000                        886,000

Stockholders' equity:
  Common stock, $1 par value________________________                       10,557,000                     10,538,000
  Additional paid-in capital________________________                       12,303,000                     12,211,000
  Retained earnings_________________________________                       25,411,000                     18,450,000
  Less pension liability adjustment_________________                          (26,000)                       (26,000)
                                                                     ----------------               ----------------
    Total stockholders' equity______________________                       48,245,000                     41,173,000
                                                                     ----------------               ----------------
Total liabilities and stockholders' equity__________                 $     65,205,000               $     53,019,000
                                                                     ================               ================

See accompanying notes to consolidated financial statements.

REPUBLIC GYPSUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 1995 and 1994 (Unaudited)



                                                                                             1995                      1994
                                                                                           ---------                -----------
Cash flows from operating activities:
  Net income__________________________________________                                 $    8,754,000              $   5,626,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, amortization and depletion__________                                      2,561,000                  2,023,000
    Write down of property, plant and equipment_______                                           --                       35,000
    Deferred income taxes_____________________________                                       (175,000)                  (112,000)
    (Gain) loss on sale of fixed assets_______________                                         29,000                   (124,000)
    (Gain) loss on sales of investments_______________                                           --                      (37,000)
    Changes in current assets and liabilities:
      Accounts receivable_____________________________                                     (4,480,000)                (2,313,000)
      Income tax refunds receivable___________________                                         76,000                      7,000
      Inventories_____________________________________                                     (1,134,000)                  (576,000)
      Prepaid expenses________________________________                                         45,000                     (3,000)
      Accounts payable and accrued liabilities________                                      4,235,000                  1,683,000
      Income taxes payable____________________________                                      1,052,000                    661,000
    Other non-current assets and liabilities__________                                        (17,000)                   301,000
                                                                                       --------------              -------------
  Net cash provided by operating activities___________                                     10,946,000                  7,171,000


Cash flows from investing activities:
  Additions to property, plant and equipment__________                                     (5,975,000)                (9,006,000)
  Proceeds from sale of property, plant and
    equipment_________________________________________                                          --                       587,000
  Purchases of investments____________________________                                     (1,500,000)                  (500,000)
  Proceeds from sale of investments___________________                                        500,000                    262,000
  Other, net__________________________________________                                          --                        (5,000)
                                                                                       --------------              -------------
  Net cash used by investing activities_______________                                     (6,975,000)                (8,662,000)

Cash flows from financing activities:
  Dividends paid______________________________________                                     (1,793,000)                (1,265,000)
  Additions in short-term debt________________________                                            --                   1,345,000
  Unearned compensation_______________________________                                            --                     187,000
  Proceeds from exercise of stock options_____________                                        111,000                      6,000
                                                                                       --------------              -------------
  Net cash provided (used) by financing activities____                                     (1,682,000)                   273,000

Net increase (decrease) in cash and cash
  equivalents_________________________________________                                      2,289,000                 (1,218,000)

Cash and cash equivalents at beginning of year________                                        910,000                  2,474,000
                                                                                       --------------              -------------
Cash and cash equivalents at end of period____________                                 $    3,199,000              $   1,256,000
                                                                                       ==============              =============



See accompanying notes to consolidated financial statements.

REPUBLIC GYPSUM COMPANY


Notes to Consolidated Financial Statements
March 31, 1995 and 1994 (Unaudited)


(1) Basis of Interim Presentation: In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, to fairly present the Company's financial position as of March 31, 1995, the results of operations for the quarters ended March 31, 1995 and 1994, and the results of operations for the nine months ended March 31, 1995 and 1994. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K as of June 30, 1994.

(2) Earnings Per Common and Common Equivalent Shares: Per share computations are based on the weighted average number of common shares outstanding during each period. Earnings per common and common equivalent share, on a fully diluted basis, are substantially the same as primary earnings per share as presented. The number of shares used in the per share computations were 10,604,000 and 10,633,000 for the nine month and three month periods ended March 31, 1995 and 10,602,000 and 10,644,000 for the comparable 1994 periods.

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

(4) Commitments: At March 31, 1995, the Company has commitments to purchase property, plant, and equipment totaling approximately $500,000.

(5) Reclassification: Certain prior balances have been reclassified to conform with current year presentation.

(6) Subsequent Event: On April 25, 1995, the Company declared a cash dividend of $.06 per share payable to the stockholders of record on May 31, 1995, to be paid on June 15, 1995. Dividend payments of approximately $633,000 will be paid out of existing cash balances.

(7) Income Taxes: The provisions for income taxes are based on estimated annual effective tax rates, which differ from the federal statutory rates principally due to state income taxes and certain non-deductible expenses. These estimates are updated quarterly.

(8) On January 20, 1995, the Company entered into a letter of intent with Old Dominion Box Company and its subsidiary, Halltown Paperboard Company, to purchase substantially all of the assets of Halltown Paperboard Company for $24.5 million plus the value of inventories on hand. Halltown operates a recycled paperboard mill located in Halltown, West Virginia, which has a rated productive capacity of approximately 70,000 tons per year. In connection with the asset purchase, Republic and Old Dominion will enter into a paperboard supply contract covering uncoated paperboard to be supplied to Old Dominion's converting operations. Closing of the transaction is subject to satisfactory completion of customary due diligence investigations. The acquisition is scheduled to close in the current fiscal quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Quarters ended March 31, 1995 and 1994. Consolidated net sales improved 58% and consolidated net income 23% during the third quarter ended March 31, 1995 compared to the same quarter a year ago. Operating profits were $5,264,000 for the quarter just ended compared to $4,033,000 for the same quarter of 1994. The improvements were primarily due to average net selling prices for wallboard, which increased 25% between the March quarters of 1994 and 1995, and the net sales and operating profits of the Company's reclaimed paper facilities which were acquired in April 1994.

         Despite the rise in interest rates, demand for gypsum wallboard continued to be strong, and as a result net selling prices continued to rise in the March 1995 quarter. There are some indications, however, that housing activity is being impacted negatively by the higher interest rates. The rate of housing starts is an important factor in the demand for gypsum wallboard.

         Although recycled paperboard shipments and average net selling prices increased 6% and 27%, respectively, operating margins were significantly lower in the quarter ended March 31, 1995 than the comparable 1994 quarter. The cost of reclaimed paper fiber, which is the primary raw material used in the manufacture of recycled paperboard, was approximately three times as high in the March 1995 quarter as it was in the March 1994 quarter. In addition, a malfunction of the line shaft on the number 2 paper machine at the Hutchinson mill resulted in three weeks of unplanned downtime on that machine during March 1995. Insurance and reserves should offset the majority of the Company's out of pocket expenses associated with repairing the machine, but lost production during the downtime reduced shipments for the quarter by approximately 2,100 tons.

         The Company has been successful in raising selling prices of recycled paperboard, but there is generally a 30 to 60 day delay between raw material cost increases and subsequent selling price increases.

         Nine Months Ended March 31, 1995 and 1994. In the nine months ended March 31, 1995, consolidated net sales increased 51% and consolidated net income 56% compared to the same period in 1994. Operating profits were $14,451,000 for the nine months just ended compared to $8,706,000 for the same period in 1994. The improvements were primarily due to a 7% increase in shipments and a 36% increase in the average net selling prices for gypsum wallboard. Additionally, selling and administrative expenses declined to 10% of net sales in 1995 compared to 13% in 1994. Recycled paperboard margins for the comparable period were still affected adversely primarily due to the same reasons as stated for the quarterly comparisons.

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

         On January 20, 1995, the Company entered into a letter of intent with Old Dominion Box Company and its subsidiary, Halltown Paperboard Company, to purchase substantially all of the assets of Halltown Paperboard Company for $24.5 million plus the value of inventories on hand. Halltown operates a recycled paperboard mill located in Halltown, West Virginia, which has a rated productive capacity of approximately 70,000 tons per year. In connection with the asset purchase, Republic and Old Dominion will enter into a paperboard supply contract covering uncoated paperboard to be supplied to Old Dominion's converting operations. Closing of the transaction is subject to satisfactory completion of customary due diligence investigations. The acquisition is scheduled to close in the current fiscal quarter.

Liquidity and Capital Resources

     The following is a summary of certain financial statistics related to the liquidity of the Company at March 31, 1995, and at June 30, 1994.

                                             March 31,       June 30,
                                               1995           1994
                                           ------------    ------------
Working Capital                            $ 10,888,000   $  7,393,000
Current Ratio                                  1.9:1           2.0:1
Cash and investments                       $  4,699,000   $  1,410,000

         The Company had a $6,000,000 working capital line of credit from a commercial bank as of March 31, 1995. To date, no amounts have been borrowed against the line of credit which expires on November 1, 1995. Management believes that cash and investments, internally generated funds and possible asset sales, supplemented as needed by advances under the working capital line of credit, will be sufficient to meet the Company's short-term, and at least for the foreseeable future, long-term working capital requirements.

     The Company's capital expenditure budget for the 1995 fiscal year totals approximately $8,697,000. Approximately $5,000,000 of that amount is earmarked for paperboard mill improvements and other capital upgrades included in the Company's five-year capital plan. Cash provided by operations and existing cash balances should be sufficient to fund these expenditures. Through March 31, 1995, Republic's additions to plant, property, and equipment totaled $5,975,000. These additions were all funded internally.

         On April 25, 1995, the Board of Directors of the Company declared a quarterly cash dividend of $.06 per share on its outstanding common stock to be paid on June 15, 1995, to stockholders of record on May 31, 1995. The dividend payment will amount to approximately $633,000 and will be paid from existing cash balances.

         Republic will fund the purchase of Halltown Paperboard Company with long-term debt financing. The Company is currently finalizing acquisition and working capital financing arrangements with a lender.

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

                 None.

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

                                   REPUBLIC GYPSUM COMPANY


May 1, 1995                        /s/ Doyle R. Ramsey
                                   ------------------------------
                                   Doyle R. Ramsey
                                   Vice President and Chief
                                   Financial Officer



May 1, 1995                        /s/ John W. McCracken
                                   ----------------------------
                                   John W. McCracken
                                   Controller and Principal
                                   Accounting Officer

                              INDEX TO EXHIBITS



                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
NUMBER              DESCRIPTION                                                  PAGE
- - - - - -------             -----------                                              ------------

27       Financial Data Schedule.
