Form 10-K
period 1995-06-30
REPUBLIC GYPSUM CO
filed 1995-09-15
CIK 83226

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               _______________

                                   FORM 10-K
                               _______________

(MARK ONE)
   /X/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    FOR THE FISCAL YEAR  ENDED JUNE 30, 1995

                                       OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
FOR THE TRANSITION PERIOD FROM .................... TO ......................

                        COMMISSION FILE NUMBER 1-7210

                            REPUBLIC GYPSUM COMPANY
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                         DELAWARE
(State or other jurisdiction of incorporation or organization)
         811 EAST 30TH AVENUE, HUTCHINSON, KANSAS                   67502-4341
         (Address of principal executive offices)                   (Zip Code)
         POST OFFICE BOX 1307, HUTCHINSON, KANSAS                   67504-1307
                    (Mailing address)                               (Zip Code)

                                   75-1155922
                      (I.R.S. Employer Identification No.)

       Registrant's telephone number, including area code: (316) 727-2700

         Securities registered pursuant to Section 12(b)  of  the Act:

       TITLE OF  EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
       --------------------                -----------------------------------------
  COMMON STOCK, $1.00 PAR VALUE                      NEW YORK STOCK EXCHANGE, INC.
COMMON STOCK SHARE PURCHASE RIGHTS                   NEW YORK STOCK EXCHANGE, INC.

          Securities registered pursuant to Section 12(g) of  the Act:
                                      NONE
                                (Title of Class)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.      /X/  YES   / /  NO

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO
THIS FORM 10-K.              /X/


ON AUGUST 31, 1995, THERE WERE 10,557,694 SHARES OF THE REGISTRANT'S COMMON STOCK AND COMMON STOCK SHARE PURCHASE RIGHTS OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT (BASED UPON THE CLOSING PRICE) ON AUGUST 31, 1995, WAS APPROXIMATELY $86,320,597.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE 1995 ANNUAL STOCKHOLDERS MEETING ARE INCORPORATED BY REFERENCE INTO PARTS III AND IV.

================================================================================

                            REPUBLIC GYPSUM COMPANY

                                   FORM 10-K

                                 ANNUAL REPORT
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1995

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Republic Gypsum Company (the "Company") was incorporated in Delaware in August of 1961. Regular operations began at its gypsum wallboard manufacturing plant in Duke, Oklahoma in January 1965. References to the Company herein, unless the context requires otherwise, include Republic Gypsum Company and its subsidiaries.

         The Company manufactures and sells recycled paperboard, reclaimed paper fiber, and gypsum wallboard. The Company sells recycled paperboard to converter customers that manufacture composite cans, cores, tubes and other consumer and industrial packaging products. It also uses its recycled paperboard as a raw material in the production of gypsum wallboard, as well as selling gypsum-grade paperboard to other gypsum wallboard manufacturers. Reclaimed paper fiber is a raw material sold to and used by other recycled paper and paperboard mills as well as the Company's mills. It is the principal component used in the production of recycled paper and recycled paperboard. Gypsum wallboard is a primary building material used by the residential and commercial construction industries.

         The strategic direction of the Company began shifting to the recycled paperboard industry when, in December 1983, the Company purchased two recycled paperboard mills to ensure a supply of quality gypsum-grade paperboard for its gypsum wallboard operations. The Company is now a manufacturer of recycled paperboard products with an integrated gypsum wallboard manufacturing operation. By increasing the emphasis on its recycled paperboard business, the Company has attempted to become less subject to the cyclical influences of the construction and housing industries.

         During 1994, the Company purchased two paper recycling centers in Kansas City, Missouri and Topeka, Kansas. The Company recently began a paper recycling production operation in Denver, Colorado. These facilities ensure additional supplies of paper fiber for its paperboard mills.

         On June 30, 1995, the Company purchased from Old Dominion Box Company substantially all of the operating assets of Halltown Paperboard Company, Halltown, West Virginia for $26.2 million. Funding for the purchase was provided by long-term bank borrowing. Halltown operates a recycled paperboard mill with a rated productive capacity of 70,000 tons per year, increasing Republic s recycled paperboard production capacity from 143,500 tons to 213,500 tons. The acquisition of Halltown furthers the Company's strategic objective to add new operations which will complement its current business. The mill manufactures various uncoated grades of recycled paperboard exclusively from 100% reclaimed paper fiber. Halltown's products are used in a variety of consumer and industrial products such as automobiles, tubes, cans, puzzles, games, glassware packaging, packaging for confectionery products, as well as food and dry goods dividers, and partitions. Because Halltown does not make paperboard for the gypsum wallboard industry, the facility will further strengthen the portion of the Company's recycled paperboard operations that target manufacturers of packaging and similar products as well as providing geographical diversification.

         The Company has completed the third year of a five-year strategic plan to expand and develop its recycled paperboard business, while maintaining its presence in the gypsum industry and evaluating expansion opportunities into other integrated manufacturing operations. The Company's initial plan included spending $14,000,000 to $18,000,000 for capital improvements and expansion at two of its recycled paperboard mills in Hutchinson, Kansas and Denver, Colorado during the five fiscal years ending June 30, 1997.

In the fiscal year ended June 30, 1995, the Company spent approximately $3,396,000 pursuant to this strategy. The improvements from the Company's strategic capital improvements and expansion are expected to increase the productive capacity of the Hutchinson and Denver mills approximately one-third by June, 1997. The Company is still on target to reach its goals by 1997, but business conditions could influence the timetable in the future. See NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR INFORMATION CONCERNING THE COMPANY'S (I) WALLBOARD AND (II) RECYCLED PAPERBOARD BUSINESS SEGMENTS.

RECYCLED PAPERBOARD OPERATIONS

         Manufacturing. The Company's recycled paperboard manufacturing operations are conducted at mills located near Hutchinson, Kansas, Commerce City, Colorado, a suburb of Denver, and Halltown, West Virginia. The rated productive capacity of the Company's paperboard mills has been adjusted to reflect new equipment installations and modifications, current operating procedures and product mix, as well as the recent addition of the Halltown, West Virginia paperboard mill. New equipment installations, coupled with the acquisition of the Halltown mill, has increased the rated capacity of the mills to approximately 213,500 tons per year. All of the paperboard products manufactured at the Company's mills are produced from 100% reclaimed secondary paper fiber and are classified by the industry as recycled paperboard. These recycled paperboard products include the facing paper used in the manufacture of wallboard, and recycled paperboard utilized by manufacturers of consumer and industrial paperboard products such as fiber cans, fiber tubes, fiber cores, partitions, puzzles and games.

         Recycled paperboard is manufactured in a continuous process during which waste paper is mixed with water and pulped to separate the individual fibers. The slurry is then applied to a series of rotating wire-covered cylinders, not unlike making a sandwich, so that a multi-ply sheet of paper is formed as excess water is drained through the rotating wire. The multi-ply paper mat is then mechanically pressed, dried, trimmed to size and packaged.

         Sales, Marketing and Distribution. The recycled paperboard products manufactured by the Company are sold to wallboard manufacturers and to converters that manufacture composite cans, cores, tubes and other packaging products. During fiscal 1995, approximately 16% of the paperboard manufactured and shipped by the mills was consumed by the Company's wallboard manufacturing operations, another 18% was purchased by other wallboard manufacturers, and the balance was purchased by over 100 different converter customers. During fiscal 1995, Sonoco Products Company accounted for approximately 10.5% of consolidated gross sales. The loss of this customer could have a materially adverse effect on the Company. However, the Company sells several different products to over 25 different Sonoco locations in two operating divisions.

         The Company has attempted to diversify its operations from the construction industry by increasing paperboard sales to converters that manufacture composite cans, cores, tubes and other consumer and industrial packaging products. Additionally, the Company's primary acquisition focus has been in the paperboard segment. This is evidenced by the acquisition of the recycling centers in Kansas City, Missouri and Topeka, Kansas during 1994, the recent startup of a Denver recycling center, and the acquisition of the assets of Halltown Paperboard Company, Halltown, West Virginia on June 30, 1995. The Halltown recycled paperboard mill does not market products to the construction industry.

         Sales of paperboard are typically made on credit terms in accordance with normal industry practice. Production normally occurs after an order is received. Paperboard is rarely produced for general inventory purposes. The backlog of orders for paperboard is usually not significant. Deliveries of paperboard are made to customers by common carriers, as well as by rail. Some customers pick up paperboard at the mills.

         Raw Materials. The principal raw materials utilized by the Company's paperboard mills are reclaimed paper fiber, water and chemicals. Reclaimed paper fiber is currently purchased from several sources. Management believes that adequate supplies of reclaimed paper fiber will continue to be available from wholesalers located in cities near the paperboard mills and from its own recycling centers. There has been unprecedented growth in the demand for reclaimed paper fiber during 1995, and this has caused sharp increases in the cost of this raw material. As of late, the industry has seen, if not a slight decrease in demand and pricing, perhaps a stabilization in both.

Since reclaimed paper fiber is a commodity, pricing for the product is subject to quick pricing corrections due to supply and demand.

         Chemicals, including size, retention aids and bactericides, used by the paperboard operations, are also readily available from several manufacturers at competitive prices. Size is used principally as a water resisting agent or strength enhancer in the production of paperboard.
Retention aids are agents used to retain fiber and chemicals in the process and not lose them into the waste stream. Bactericides are agents used to control bacteria and other organisms in the process.

         The manufacture of recycled paperboard involves the use of large volumes of water for the production process and for cooling purposes. In the areas of Kansas and Colorado, where two of the Company's paperboard mills are located, the appropriation of water is regulated by state laws. The Hutchinson paperboard mill uses large volumes of water pumped from wells located on owned or controlled property near the Company's plant. The Company is authorized to appropriate water from those wells for beneficial use, subject to vested rights and prior appropriations, under state permits and orders. Paperboard production at the Commerce City paperboard mill uses water pumped from wells located on, or adjacent to, the Company's property. In connection with the purchase of the Commerce City mill, the Company acquired an 80% interest in certain water wells as tenant-in-common with Packaging Corporation of America and the right to use up to 80% of the water produced by the wells. Most of these wells have been in use by the mill for more than 20 years. The Company's water rights are subject, however, to the legal rights of prior appropriators from the same water resource and to limitations on the permitted uses for such water, as decreed by the Colorado courts. The Company's West Virginia mill uses water from a stream running through its property and has done so for over 100 years. The Company's rights to use the water from the stream is subject to the riparian rights of other property owners in the area. Although adequate sources of water have historically been available to all of the Company's mills, an extended period of general water shortages, legal curtailment of either mill's current water sources or uses, or deterioration of the current quality of water sources could affect that mill's operations and limit its
productive capacity.   See "ENVIRONMENTAL REGULATION."

         Electricity, natural gas and other utilities are available to the plants at standard industrial rates in adequate supplies, subject to standard industrial curtailment provisions. There are adequate supplies of coal available to the Halltown mill on either a contracted or spot basis. The Company's Hutchinson paperboard mill generates approximately one-half of the electricity it uses, and the Company's West Virginia mill generates approximately one- third of its total requirements. During periods of natural gas curtailment, the Hutchinson and Denver mills are equipped to use fuel oil, and the Halltown mill can use either coal or fuel oil.

         The prevailing market price for natural gas was stable if not slightly lower during the Company's last fiscal year, compared to fiscal 1994. It appears that adequate supplies of natural gas helped to stabilize fuel prices. The price of coal increased slightly from year to year. All plants periodically contract fuel supplies in advance for varying time limits to hedge against fluctuations in the market. The Company has been successful at contracting future supplies at favorable rates. However, there is always the possibility of contracting future requirements at higher than actual spot prices because natural gas and coal are commodities.

         Competition. In selling the portion of its production not consumed by its own wallboard manufacturing operations, the Company competes with nine other manufacturers of gypsum-grade paperboard, six of which have wallboard manufacturing operations. Substantially all of these competitors have greater financial resources than the Company. During periods of peak demand for wallboard, the demand for paperboard typically matches or exceeds the productive capacities of the gypsum-grade paperboard producers. During periods of reduced demand for wallboard, the demand for gypsum-grade paperboard falls, and selling prices may decrease. In selling paperboard to the packaging industry, the Company competes with approximately 75 producers, many of whom have substantially greater financial resources than the Company. Management of the Company believes that its sales constitute less than 5% of total sales of recycled paperboard nationally.

         Price, quality and personal relationships are the principal methods of competition among paperboard producers. The locations of the paperboard mills allows the Company's paperboard operations to serve a variety of markets, including several gypsum wallboard plants in the central and southwestern United States. The central location of two of the Company's mills also make some of the Company's operations farther from packaging, fiber tube, fiber can and fiber core customers located in or near the population centers of the east and west coasts. However, the acquisition of the Halltown, West Virginia recycled paperboard mill should be a good step in mitigating this disadvantage. Another negative factor is that many competitors are more vertically integrated than the Company and produce end-use products utilizing paperboard manufactured from their own recycled paperboard mills. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RECYCLED PAPERBOARD."

GYPSUM WALLBOARD OPERATIONS

         Manufacturing. The Company's wallboard manufacturing operations are conducted at its plant located in Duke in southwest Oklahoma near the Company's principal gypsum deposit. Based on the Company's historical product mix, the Duke plant's current rated productive capacity is 511 million square feet of wallboard per year, when operating three shifts per day and six and two-thirds days per week. This is an increase from 480 million square feet of rated capacity during fiscal 1994 due to upgrading and lengthening the gypsum wallboard production line. Shipments from the plant were approximately 97% of the current rated productive capacity during fiscal 1995, as compared to 99% of the then-current capacity (480 million square feet) during fiscal 1994. See "SALES, MARKETING AND DISTRIBUTION."

         The Company manufactures gypsum wallboard by the method common to most gypsum wallboard plants. Initially, crude gypsum is quarried by open-face mining methods and crushed on site by an impact crusher. The raw gypsum is hauled to the plant and pulverized. The powdered gypsum is then placed in kettles for a continuous calcining process that converts it into plaster of Paris. The plaster of Paris is cooked and then mixed with chemicals, other raw materials and water to produce a slurry that is placed on the production line between two continuous sheets of recycled paperboard and allowed to harden while in motion. After the slurry hardens between the paperboard, the sheet is cut into appropriate lengths, dried in kilns and packaged for sale. The Company has historically produced wallboard in standard industry thicknesses and varieties.

         Sales, Marketing and Distribution. During the past fiscal year, approximately 58% of the Company's shipments of wallboard products were to customers located in its historical primary market in Texas, Oklahoma, Colorado and Kansas. The remaining 42% were made in other states, with an emphasis on the midwestern and southeastern regions of the United States. See "COMPETITION."

         Wallboard is sold directly to building materials dealers and, in areas where custom of the trade dictates, to contractors and applicators. The Company's largest gypsum wallboard customer accounted for less than 5% of the Company's consolidated sales in fiscal 1995. Sales representatives, working in separate territories, market wallboard for the Company. Most of these sales representatives have significant experience in the building materials industry.

         Sales are made on credit terms allowing a cash discount for prompt payment in accordance with normal industry practice. Typically, orders are filled upon receipt. The Company does produce to inventory, but does balance inventories with orders. The backlog of orders for the Company's wallboard generally is not significant.

         The Company owns the Hollis & Eastern Railroad Company, a short-line railroad, which connects its wallboard plant with three major rail lines that are 15 miles from the plant. The Company also owns 75 rail cars, which are operating in, and dispatched through, the national rail system. The Company receives car hire revenues from these rail cars.

         The Company once operated a fleet of leased tractors and leased trailers for making a significant percentage of deliveries to its customers. This fleet was eliminated during 1993. Now, contract and common carriers have dedicated tractors and trailers to meet the majority of the Company's trucking delivery requirements. The Company supplements the services provided by these dedicated carriers with other common carriers in the same manner that it historically supplemented its own fleet with common carriers. The Company's strategy has enabled the Company to ship economically without affecting the timeliness of deliveries.

         The Company also ships wallboard by rail to public warehouses located in Birmingham, Alabama and Cincinnati, Ohio. The warehouses unload and store the wallboard until the Company instructs them to arrange deliveries by truck to customers located in the region surrounding the warehouses. Freight cost savings can be achieved to many destinations in this manner because the majority of the shipping distance is by rail which is typically cheaper, but slower than truck delivery.

         Gypsum Supply. The Company owns in fee simple all surface rights and mineral rights to gypsum, gypsite and anhydrite with respect to 1,439 acres of land, located within six miles of its manufacturing plant. The Company estimates that the reserves of these gypsum deposits should be sufficient to supply the plant operating at capacity for approximately 15 years. The land on which the deposits are located is adjacent either to paved or rock-surfaced roads and near a paved state highway which can be used during inclement weather for transporting the raw gypsum to the plant site. In the Company's opinion, other gypsum deposits are located in the immediate area and may be obtained at a reasonable cost. Ordinarily, a four to six-week supply of crushed raw gypsum is maintained at the Duke plant. The Company also owns substantial non-producing gypsum reserves in Nova Scotia.

         Other Raw Materials, Utilities and Fuel. Other than gypsum, the principal raw material used by the Company in manufacturing wallboard is recycled paperboard, which is manufactured by the Company's two paperboard mills. See "RECYCLED PAPERBOARD OPERATIONS."

         Water, electricity and natural gas are also required for the Company's manufacturing process. Water wells located on the site produce sufficient quantities of water for current and anticipated plant requirements. A 125,000 gallon overhead water storage tank is situated adjacent to the plant. The plant can also purchase water from the public water supply system at Duke, Oklahoma. Electric power is supplied to the Company at standard industrial rates by an electric cooperative. Although the Company has experienced only brief curtailments of its natural gas supply, the Company has an auxiliary system using liquefied propane gas to power operations during periods of curtailment. However, the cost of liquefied propane gas instead of natural gas is considerably higher per MMBTU.

         Competition. Each of the products sold by the Company competes with several different brands of the same product and with different products designed for the same purposes. There is very little differentiation between wallboard produced by the Company and its competitors. The Company believes that price, personal relationships with customers, quality, and timely deliveries are the principal methods of competition among wallboard producers.

         There are approximately 13 manufacturers of gypsum wallboard in the United States, many of which have significantly greater total financial resources than the Company. Four of these companies, USG Corporation, National Gypsum Company, Georgia-Pacific Corporation and Domtar Industries Inc. sell, in the aggregate, an estimated 80% of the wallboard in the United States. The Company believes that its sales represent approximately 2.0% nationally and approximately 10% of total wallboard sold in its primary markets. (See "SALES, MARKETING AND DISTRIBUTION" FOR PRIMARY MARKET INFORMATION.)

         In many cases, the larger, multiple plant gypsum wallboard manufacturers have a competitive advantage in markets outside the Company's primary historical markets due to the strategic location of their plants, which results in lower costs. In addition, the larger producers may have other cost efficiencies available to them, such as spreading selling and administrative overhead across several plants. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - GYPSUM WALLBOARD."

ENVIRONMENTAL REGULATION

         The manufacture of paperboard involves the discharge of large volumes of waste water and solid waste. In addition, the Company quarries gypsum by open-face mining methods. The Company believes it is in compliance with applicable federal, state and local environmental laws and regulations governing the discharge of waste from its recycled paperboard mills and surface quarrying and reclamation of quarried property near its gypsum plant.

         Environmental laws, rules and policies are changing constantly and the technology available to address matters of pollution control is developing rapidly. Accordingly, it is difficult to estimate the costs of future capital expenditures, if any, for environmental control facilities at the Company's manufacturing plants. Management currently anticipates that it will have adequate capital resources available to fund such capital expenditures.

         The effect of compliance with environmental laws, rules and policies on the Company's operating results is also difficult to project. In general, management believes that such ongoing compliance is a cost of manufacturing which has widespread applicability to members of the industries in which the Company is competing. Historically, the Company has not incurred material costs or penalties with respect to the remediation of environmental problems; however, changing laws and requirements, unknown practices by prior owners, spills by neighboring facilities and numerous other factors can result in material environmental problems. There can be no assurance that such matters will not affect the Company's operating results or competitive position in the future.

         In connection with the Company's preparation for a warehouse addition to its paperboard mill located in Commerce City, Colorado, a suburb of Denver, the Company discovered and has been investigating the presence of subsurface petroleum hydrocarbons. The Company retained an environmental consultant who concluded that fuel oil, jet fuel, and gasoline additives had migrated in the subsurface of the Company's property from an adjacent property. The Company and the adjacent owner have sponsored additional investigations, and discussions between the parties continue. The Company has completed the construction of the warehouse addition under approval of the Colorado Department of Health.

         At this time, the Company has not ascertained the future liability, if any, of the above matter. Environmental expenditures directly related to this matter were $32,000 in fiscal 1995, $37,000 in fiscal 1994, and $111,000 in fiscal 1993. These costs are included in selling and administrative expenses. Due to the complexity of the environmental laws, rules and policies currently applicable to the Company and the uncertainty about future changes in such laws and regulations, the Company maintains accounting reserves for future unexpected expenses of the nature and magnitude incurred during the past three years.

SEASON AND CYCLICAL NATURE OF BUSINESS

         Inclement weather anytime during the year can have an effect on construction activity in the Company's markets and, consequently, an effect on revenues and results of the Company's wallboard and recycled paperboard manufacturing operations.

EMPLOYEES AND EMPLOYEE RELATIONS

         Republic Gypsum Company employs approximately 600 people, approximately 465 of whom are covered by collective bargaining agreements with four labor unions. The expirations of current collective bargaining agreements range from 1995 to 1997. The Company believes that its relations with employees are satisfactory.

ITEM 2.  PROPERTIES.

         The Company operates a gypsum wallboard manufacturing plant located near Duke, Oklahoma, three recycled paperboard mills located near Commerce City, Colorado, Hutchinson, Kansas, and Halltown, West Virginia, and three reclaimed paper recycling centers located in Kansas City, Missouri, Topeka, Kansas, and Denver, Colorado. In addition, the Company owns an office building in Hutchinson, Kansas, in which its corporate offices are located. The Company leases office space in Irving, Texas, for its Chairman. The table on Page 7 sets forth certain information with respect to such significant properties.

                                   PROPERTIES
              The Company's principal properties are shown below.


------------------------------------------------------------------------------------------------------------------------
                                                                                         Annual
                             Nature of        Date      Company's      Approx.         Productive           Type
        Location             Business       Acquired    Interest     No. of Acres       Capacity         Construction
------------------------------------------------------------------------------------------------------------------------
30th Avenue                  Corporate        1992        Owned           3                 -          Open span,
Hutchinson, Kansas            Offices                                                                  steel and
                                                                                                       concrete
------------------------------------------------------------------------------------------------------------------------
Greenway Drive              Chairman's        1993       Leased            -                -          Open span,
Irving, Texas                 Office                                                                   steel and
                                                                                                       concrete
------------------------------------------------------------------------------------------------------------------------
Highway 62                  Manufacture       1964        Owned       197 plant      511,000,000 (1)   Open span,
Duke, Oklahoma                gypsum                                 site; 1,439            sq. ft.    steel
                             wallboard                                 gypsum
                                                                      deposits
------------------------------------------------------------------------------------------------------------------------
Baddeck, Nova Scotia          Gypsum          1971        Owned          450               N/A               N/A
                              deposit
------------------------------------------------------------------------------------------------------------------------
Halstead and Sherman        Manufacture       1983        Owned    29 plant site       91,000 (2)      Open span,
Hutchinson, Kansas           recycled                              40 other sites          tons        steel and
                            paperboard                                                                 concrete
------------------------------------------------------------------------------------------------------------------------
Brighton Boulevard          Manufacture       1983        Owned           9            52,500 (2)      Open span,
Commerce City,               recycled                                                      tons        steel and
Colorado                    paperboard                                                                 concrete
------------------------------------------------------------------------------------------------------------------------
Main Street                   Recycle         1994        Owned           2              30,000 (3)    Open span,
Kansas City, Missouri       waste paper                                                   tons         brick and
                                                                                                       concrete
------------------------------------------------------------------------------------------------------------------------
Adams Street                  Recycle         1994        Owned          1/2            15,000 (3)     Open span,
Topeka, Kansas              waste paper                                                   tons         steel and
                                                                                                       concrete
------------------------------------------------------------------------------------------------------------------------
Ironton Street                Recycle         1995        Owned          1.7            10,000 (3)     Open span,
Denver, Colorado            waste paper                                                   tons         steel and
                                                                                                       concrete
------------------------------------------------------------------------------------------------------------------------
Old Route 340               Manufacture       1995        Owned           48           70,000 (2)      Open span,
Halltown, West               recycled                                                     tons         steel,
Virginia                    paperboard                                                                 concrete,
                                                                                                       and concrete
                                                                                                       block
------------------------------------------------------------------------------------------------------------------------

______________

(1) Based on the Company's historical normal product mix operating a modified single production line 6-2/3 days per week, 24 hours per
         day.   See Item 1. Business - Gypsum Wallboard Operations --
         Manufacturing.

(2) Estimated capacity during current fiscal year, based on 350 production days, 24 hours per day.

(3)      Based on a one shift operation, 6 days per week.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no material pending legal proceedings involving the Company or any of its subsidiaries, other than ordinary routine litigation incidental to the Company's business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of stockholders of the Company during the fourth quarter of fiscal year 1995.

ITEM 4A.         EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information concerning the executive officers of the Company. All of the officers, except Stephen L. Gagnon and James M. Britz, have been employed by the Company during the past five years. Each officer has continually served as an officer of the Company from the time he or she first became an officer. All officers were elected by the Board of Directors of the Company to serve until the next annual meeting of the Board of Directors. No family relationship exists between any of the officers.


                                                                     First
                          Position with                              Became an
  Name                    the Company                        Age     Officer
  ----                    ------------                       ---     ---------
 Phil Simpson             Chairman of the                    60      1961
                           Board, President,
                           Chief Executive
                           Officer and Director

Stephen L. Gagnon         Executive Vice                     42      1990
                           President and Director

Doyle R. Ramsey           Vice President and                 44      1992
                           Chief Financial
                           Officer

Todd T. Brown             Vice President                     41      1992

Geary D. Cribbs           Vice President                     52      1992

Susan G. Hall             Vice President                     49      1993

Larry N. Montague         Vice President                     40      1992

James M. Britz            Vice President                     44      1994

John W. McCracken         Controller and                     34      1993
                           Principal Accounting
                           Officer

         Mr. Simpson has been Chairman of the Board of Directors, President and Chief Executive Officer for more than five years.

         Mr. Gagnon joined the Company in December 1990 as Vice President - Administration and Chief Financial Officer. He served as Senior Vice President and Chief Financial Officer from January 1992 to September 1992 when he was elected Executive Vice President. In October 1992 Mr. Gagnon became a Director of the Company. Mr. Gagnon continued to hold the additional title of Chief Financial Officer until October 1992. Prior to joining the Company, he was a stockholder in the law firm of Locke Purnell Rain Harrell, a Professional Corporation.

         Mr. Ramsey was elected Vice President in September 1992 and was appointed to the additional post of Chief Financial Officer in October 1992. He served as Mill Manager of the Company's Hutchinson recycled paperboard mill from October 1991 to January 1993. Prior thereto, he was office manager and plant controller of the mill.

         Mr. Brown was elected Vice President in September 1992. He is responsible for recycled paperboard operations. Prior thereto, he served as Mill Manager of the Company's Commerce City recycled paperboard mill.

         Mr. Cribbs was elected Vice President in September 1992. He is responsible for gypsum operations. Mr. Cribbs has served as General Manager of the Company's Duke, Oklahoma complex, which includes gypsum wallboard manufacturing, quarrying and calcining operations and short-line railroad operations for more than five years.

         Ms. Hall was elected Vice President in October 1993. She is responsible for gypsum sales. She served as Gypsum Sales Manager from October 1991 to October 1993. Prior thereto, she held various positions in the sales department since joining the Company in 1975.

         Mr. Montague was elected Vice President in September 1992. He is responsible for recycled paperboard sales and the recycling center operations. Prior thereto, he served as General Paperboard Sales Manager.

         Mr. Britz was elected Vice President in August 1994. He is responsible for environmental compliance, safety and human resource functions of the Company. He served as Director of Environmental, Safety and Health, and Human Resources from February 1993 to August 1994. Prior thereto, he held similar positions with the Genlyte Group, Inc.

         Mr. McCracken was elected Controller and Principal Accounting Officer in June 1993. He served as Accounting Manager from September 1991 until June 1993 and as Assistant Controller from September 1990 to September 1991.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                      PER SHARE MARKET PRICE AND DIVIDENDS
                   FISCAL YEARS ENDED JUNE 30, 1995 AND 1994

                                             1995                                          1994
==================================================================================================================
                           Price Range                Dividends            Price Range               Dividends
                       High            Low              Paid           High            Low             Paid
------------------------------------------------------------------------------------------------------------------
First quarter         $ 10.38        $  8.00           $ 0.05       $   9.25        $   7.13          $ 0.03
------------------------------------------------------------------------------------------------------------------
Second quarter          10.38           7.25             0.06          11.13            7.38            0.04
------------------------------------------------------------------------------------------------------------------
Third quarter           11.75           9.88             0.06          15.25           10.75            0.05
------------------------------------------------------------------------------------------------------------------
Fourth quarter          10.50           9.50             0.06          13.38            8.50            0.05
------------------------------------------------------------------------------------------------------------------
                                                       $ 0.23                                         $ 0.17
==================================================================================================================

Republic Gypsum Company common stock is traded on the New York Stock Exchange under the symbol "RGC". At August 16, 1995, the number of stockholders of record was approximately 968.

ITEM 6.  SELECTED FINANCIAL DATA.

                                FINANCIAL REVIEW
             In thousands, except per share, ratio and percent data

                                                  1995          1994         1993          1992         1991
=================================================================================================================
-----------------------------------------------------------------------------------------------------------------
Net sales                                    $  96,413     $  63,200    $  49,189     $  42,064     $ 41,124
-----------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes
   and change in accounting (1)                 19,158        12,436        4,450         2,915         (792)
-----------------------------------------------------------------------------------------------------------------
Net income (loss) (1)                           11,677         7,739        3,235         1,946          (99)
-----------------------------------------------------------------------------------------------------------------
Total capital employed (2)                      85,094        46,551       38,861        36,800       34,372
-----------------------------------------------------------------------------------------------------------------
Stockholders' equity, at year-end               50,569        41,173       35,058        33,631       31,811
-----------------------------------------------------------------------------------------------------------------
Total assets                                    95,442        53,796       44,097        41,296       38,946
-----------------------------------------------------------------------------------------------------------------
Interest-bearing debt (including
   current portion)                             28,000            --           --            --           --
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
PER SHARE DATA
-----------------------------------------------------------------------------------------------------------------
Income (loss) per common and
   common equivalent share (1)               $    1.10     $    0.73    $    0.31     $    0.18     $  (0.01)
-----------------------------------------------------------------------------------------------------------------
Common dividends (3)                              0.23          0.17         0.21          0.02           --
-----------------------------------------------------------------------------------------------------------------
Stockholders' equity, at year end                 4.77          3.88         3.32          3.19         3.00
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
RATIO AND PERCENT DATA
-----------------------------------------------------------------------------------------------------------------
Net operating profit (loss) after-tax
    as a percent of net sales (4)                   13%           13%           6%            3%          (2)%
-----------------------------------------------------------------------------------------------------------------
Return on average capital
    employed (percent) (4)                          25            19            8             4           (2)
-----------------------------------------------------------------------------------------------------------------
Return on average stockholders
    equity (percent) (5)                            26            20            9             6            0
-----------------------------------------------------------------------------------------------------------------
Interest-bearing debt as a percent
    of total capital employed                       33            --           --            --           --
-----------------------------------------------------------------------------------------------------------------
Ratio of current assets to
    current liabilities                            2.0           2.1          3.0           3.4          2.6
-----------------------------------------------------------------------------------------------------------------
Ratio of year-end market value per
    common share to income
    per common and common                          9.1          12.5         24.6          29.9           --
    equivalent share
-----------------------------------------------------------------------------------------------------------------
Ratio of average market value per share
    to average book value per share                2.2           3.1          2.1           1.8          1.3
-----------------------------------------------------------------------------------------------------------------
AVERAGE COMMON AND
    COMMON EQUIVALENT
     SHARES                                     10,608        10,606       10,561        10,568       10,605
-----------------------------------------------------------------------------------------------------------------

Notes:
(1) The comparability of the fiscal 1991 results of operations is affected by the adoption of SFAS No. 96, and three non-recurring accounting adjustments related to prior years.
(2) Total capital employed is equivalent to total assets less noninterest-bearing current liabilities.
(3) The Company paid a special dividend of $ .10 per share during fiscal 1993.
(4) Net operating profit (loss) after-tax is equivalent to operating profit
    (loss) reduced/increased by taxes computed using statutory tax rates. Return on average capital employed relates net operating profit (loss) after-tax to average total capital employed.
(5) Return on average stockholders' equity is net income (loss) divided by average stockholders' equity employed during the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General - Consolidated Results

         The Company's consolidated results of operations improved significantly in 1995, continuing four years of progressively higher levels of consolidated net sales, operating profits, and net income. Net sales increased 53% and net income 51% from 1994 to 1995, and 28% and 139%, respectively, from 1993 to 1994.

         The following selected consolidated financial data illustrate the consistent year-to-year improvements of the Company:

($ in thousands)                       1995                        1994                         1993
--------------------------------------------------------------------------------------------------------
Net sales                            $ 96,413                    $  63,200                  $  49,189
Operating profit                     $ 19,008                    $  11,961                  $   4,269
Operating margin                           20%                          19%                         9%
Net income                           $ 11,677                    $   7,739                  $   3,235
Income per share                     $   1.10                    $     .73                  $     .31
Return on average
   capital employed                        25%                          19%                         8%
--------------------------------------------------------------------------------------------------------

Recycled Paperboard - Paperboard Manufacturing

         Net sales of recycled paperboard increased 28% from 1994 to 1995, principally due to rising selling prices in response to sharp increases in the cost of reclaimed paper fiber. Although total shipments only increased 2% from 1994 to 1995, shipments to unaffiliated customers increased 10% as a result of higher shipments to converter customers engaged in the manufacture of composite cans, tubes, cores and other consumer and industrial packaging products and to unaffiliated gypsum wallboard manufacturers. The Company's wallboard segment purchased more recycled gypsum paperboard from outside suppliers in 1995 than 1994, which reduced inter-company sales. Net sales and total shipments each increased 12% from 1993 to 1994 due to improved sales to outside gypsum wallboard manufacturers and higher intercompany sales to the Company's wallboard segment.

         There was an unprecedented 45% overall rise in per unit variable production costs from 1994 to 1995 primarily due to a 122% increase in the per unit cost of materials, principally reclaimed paper fiber. From June 1994 through May 1995, quoted prices (as reported by an industry publication) for old corrugated containers (OCC) and double lined kraft (DLK), two major grades utilized by the recycled paperboard mills, increased from $85 per ton and $110 per ton, respectively, to $195 per ton and $270 per ton. The Company was generally able to increase the selling prices of its recycled paperboard products to offset the rise in raw material costs, but there typically was a 30 to 90 day lag between rising costs and subsequent selling price increases.
This resulted in reduced margins for the recycled paperboard mills during fiscal 1995. Although, there has been a decline in reclaimed paper costs since May 1995, reclaimed paper fiber costs may rise again in the near future. To date, the Company has been able to secure adequate supplies of reclaimed paper fiber to operate its mills. However, both raw material costs and adequate supplies of reclaimed paper fiber are important uncertainties the recycled paperboard mills face in the future. From 1993 to 1994, there was only a 2% increase in variable costs from year to year. This was due to an 8% rise in raw material costs, principally reclaimed paper fiber, which was partially offset by lower per unit costs for utilities, payroll, and selling and administrative expenses from 1993.

         Increasing environmental awareness continues to elevate demand for recycled paperboard products. The public views recycling as a way to conserve natural resources and as a means of reducing waste sent to landfills. Recycled paperboard capacity grew from 10.2 million tons in 1991 to 12.7 million tons in 1994. According to the American Forest & Paper Association, capacity is expected to increase an additional 2.4 million tons by 1997. Most of this additional capacity was built and is being built to manufacture recycled containerboard, which historically had not been an important product for the Company. Nonetheless, excess productive capacity from this segment of the industry could compete in the Company's traditional product markets, if a condition of excess containerboard capacity were to develop. Additionally, the increased use of reclaimed paper fiber by traditional wood pulp mills also may compete for already tight supplies and increase the cost of this raw material. Another possible result of increased costs of reclaimed paper fiber to the recycled paperboard industry, is attempted substitution of other products, such as plastic and virgin paperboard, for recycled paperboard.

         The cost of fuel, principally natural gas, is another important issue for this segment because it is a major cost component in the production of recycled paperboard. From 1994 to 1995, the recycled paperboard mills enjoyed a small decrease in utility costs, principally due to a reduction in gas acquisition costs. There was also a slight reduction in utility costs from 1993 to 1994, due to the same reasons. The Company does periodically contract future fuel supplies for extended periods to hedge against fluctuations in the market place, however, by securing long-term supplies, one is not able to take advantage of short-term market price decreases.

         The Company has completed the third year of its five year plan to spend $14.0 million to $18.0 million for capital expansion and upgrades at its two recycled paperboard mills. This is part of a strategic plan to increase the productive capacity of the Hutchinson, Kansas and Denver, Colorado recycled paperboard mills by approximately one-third and to enhance product quality and production efficiencies.

         On June 30, 1995, the Company purchased from Old Dominion Box Company substantially all of the operating assets of Halltown Paperboard Company, Halltown, West Virginia for $26.2 million. Funding for the purchase was provided by long-term bank borrowing. Halltown operates a recycled paperboard mill with a rated productive capacity of 70,000 tons per year, increasing Republic's recycled paperboard production capacity from 143,500 tons to 213,500 tons. The acquisition of Halltown furthers the Company's strategic objective to add new operations which will complement its current businesses. The mill manufactures various uncoated grades of recycled paperboard exclusively from 100% reclaimed paper fiber. Halltown's products are used in a variety of consumer and industrial products such as automobiles, tubes, cans, puzzles, games, glassware packaging, packaging for confectionery products, as well as food and dry goods dividers, and partitions. Because Halltown does not make paperboard for the gypsum wallboard industry, the facility will further strengthen the portion of the Company's recycled paperboard operations that target manufacturers of packaging and similar products as well as providing geographical diversification. The Company will continue to evaluate possible acquisitions in the recycled paperboard industry, if and when appropriate opportunities arise.

Recycled Paperboard - Reclaimed Fiber Collection Centers

         The reclaimed paper recycling centers acquired in Kansas City, Missouri and Topeka, Kansas during the last quarter of fiscal 1994, contributed significantly to the net sales and operating profit of the recycled paperboard segment during fiscal 1995. The economic factors that caused the cost of reclaimed paper fiber to the Company's paperboard mills to rise dramatically during the year also resulted in strong demand for reclaimed paper fiber collected by the Company's collection centers at attractive profit margins.

        The Company's collection centers, which now include a third center located in Denver, Colorado, are intended to support and complement the Company's recycled paperboard mills by ensuring raw material supplies and reducing the net cost of paper fiber to the integrated operations of the Company. During fiscal 1995, more than 70% of net sales by the Company's collection centers were to outside purchasers of reclaimed paper fiber. Management anticipates that a major portion of the Company's reclaimed fiber sales will continue to be to such unaffiliated customers. Outside sales permit the Company to exercise control over more tons of reclaimed paper fiber, while any profits from sales to unaffiliated customers effectively reduce the net cost of raw materials to Republic's recycled paperboard mills.

         During the three fiscal years ended June 30, 1995, total net sales of the Company's recycled paperboard segment were $63.1 million in 1995, $41.2 million in 1994 and $35.9 million in 1993. Of these amounts, the Company's reclaimed fiber collection operations contributed net sales of $11.6 million in 1995, as compared to $1.1 million in 1994.

         Total operating profit for the entire recycled paperboard segment was $8.9 million in 1995, $8.1 million in 1994 and $7.3 million in 1993. During 1995, profits from reclaimed fiber collection operations mitigated the negative impact of higher raw material costs on the profitability of the Company's recycled paperboard mills.

         Increased overall demand for reclaimed paper fiber also could adversely impact the Company's reclaimed fiber collection operations. Competition for collections is likely to increase, and the collection centers may have to accept reduced margins in order to successfully maintain collection volumes. In addition, the commodity nature of reclaimed fiber pricing can result in selling prices falling after commitments to purchase already have been made.

Gypsum Wallboard

         From 1994 to 1995, total shipments of gypsum wallboard increased 4%; shipments increased 19% from 1993 to 1994. Net selling prices were up 30% from 1994 to 1995. This compares to a 26% increase in net selling prices from 1993 to 1994. The gypsum wallboard industry parallels the construction industry, and particularly housing starts. The construction industry continued to expand during fiscal 1995 as reflected by the table below:

                                                        (in millions)
         -----------------------------------------------------------------
              Year Ended                                   Housing
             December 31                                   Starts
             -----------                                 ----------
                 1992                                       1.20
                 1993                                       1.29
                 1994                                       1.46

         Forecasters generally estimate that housing starts for calendar year 1995 will fall to a level somewhere between the 1993 rate and the 1994 rate. If this holds true, the industry should experience a good year of sales and profits, if selling prices hold firm at, or near present levels. The repair and remodel sections of the industry have continued to grow and expand during this same period.

         The gypsum wallboard segment enjoyed a substantial rise in operating profits from $7.8 million in 1994 to $14.9 million in 1995. Operating profit in 1993 was $542,000 for this division. This significant rise in operating profits illustrates the correlation of gypsum segment profitability to improvements in the construction industry and housing starts, in particular, as represented in the above table.

         Variable per unit production costs for the gypsum wallboard segment increased 12% from 1994 to 1995. This compares to a slight decrease from 1993 to 1994. Recycled gypsum paperboard, or the facing paper used in the manufacture of gypsum wallboard, is the largest single cost component in the production of gypsum wallboard. Recycled paperboard , as a percent of the total per unit cost of producing wallboard, climbed from 40% in 1993, to 41% in 1994, and to 45% in 1995. The Company's recycled paperboard segment supplies virtually all of the paperboard used by the gypsum segment in the manufacture of wallboard.

         Another significant cost component in the production of gypsum wallboard is natural gas. From 1994 to 1995, total utility costs (principally electricity and natural gas) decreased 9% on a per unit basis. From 1993 to 1994, the reduction was 4%. This reflects Republic's recent success at acquiring adequate supplies at favorable rates.

         Due to the rapid growth in demand for gypsum wallboard, there exists the possibility that new manufacturing facilities could be built, existing plants could be upgraded or previously idled plants could be reconditioned and restarted. There has been some significant instances of plant upgrades and plants being reopened during the last two years. Supply and demand can be affected adversely by the reopening or upgrading of existing plants and the construction of new gypsum wallboard manufacturing plants, as well as rising interest rates. Interest rates have been favorable for the construction industry in recent periods.

         During fiscal 1995, the Company's gypsum wallboard plant underwent a
significant capital upgrade.   New, more efficient production equipment was
installed in key areas of the calcining mill and the board plant as part of a lengthening of the board production line. The improvements were designed primarily for product quality enhancement, however, an improvement in production efficiency was also achieved. It is the intention of the Company to continue this effort to gain production efficiencies and product quality.

Other

         Selling and administrative expenses as a percent of net sales decreased from 12% in fiscal 1994 to 10% in 1995. This compares to 15% in 1993. Total selling and administrative dollars were $7.3 million in 1993, $7.6 million in 1994 and $9.4 million in 1995. The large increase in 1995 was due to several factors. The acquisition of the recycling centers in the last quarter of fiscal 1994 added overhead to the Company. Also, certain costs were incurred as a result of the 53% increase in net sales from 1994 to 1995 such as additional sales commissions and incentives. Additionally, Republic installed an upgraded computer system in fiscal 1995, which added to overhead expense.

         The Company's effective income tax rate in fiscal 1995 was 39%. This compares to 38% in 1994 and 27% in 1993. The fiscal 1993 rate was lower due to the availability of federal alternative minimum tax credits.

Environmental Matters

         In connection with the Company's preparation for a warehouse addition to its paperboard mill located in Commerce City, Colorado, a suburb of Denver, the Company discovered and has been investigating the presence of subsurface petroleum hydrocarbons. The Company retained an environmental consultant who concluded that fuel oil, jet fuel, and gasoline additives had migrated in the subsurface of the Company's property from an adjacent property. The Company and the adjacent owner have sponsored additional investigations, and discussions between the parties continue. The Company has completed the construction of the warehouse addition under approval of the Colorado Department of Health.

         At this time, the Company has not ascertained the future liability, if any, of the above matter. Environmental expenditures directly related to this matter were $32,000 in fiscal 1995, $37,000 in fiscal 1994, and $111,000 in fiscal 1993. These costs are included in selling and administrative expenses. Due to the complexity of the environmental laws, rules, and policies currently applicable to the Company and the uncertainty about future changes in such laws and regulations, the Company maintains accounting reserves for future unexpected expenses of the nature and magnitude incurred during the past three years.

Effect of Inflation

         Management believes that general inflation has not had a material impact on the Company's net sales or operating income the last three fiscal years. The cost of reclaimed paper fiber, which is the principle raw material component utilized in the manufacture of recycled paperboard rose significantly during the last half of fiscal 1994 and continued rising throughout much of fiscal 1995. The Company believes this rise in raw material costs and subsequent increases in selling prices of its products were due to the supply and demand of recycled paper fiber and not general inflation.

Liquidity and Capital Resources

The following is a summary of certain financial statistics related to the liquidity and financial condition of the Company for the three fiscal years ended June 30, 1995.

($ in thousands)                                         1995                     1994                    1993
================================================================================================================
Working capital                                     $  13,520                $   8,170               $  10,596
----------------------------------------------------------------------------------------------------------------
Current ratio                                           2.0:1                    2.1:1                   3.0:1
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents,
plus investments &  marketable
securities                                          $   6,131                $   1,410               $   5,617
----------------------------------------------------------------------------------------------------------------
Net cash provided by
operating activities                                $  14,038                $   9,981               $   6,692
----------------------------------------------------------------------------------------------------------------
Additions to property,
plant and equipment                                 $  33,553                $  13,318               $   5,589
----------------------------------------------------------------------------------------------------------------
Dividends paid                                      $   2,426                $   1,791               $   2,211
----------------------------------------------------------------------------------------------------------------
Long-term debt (including
current portion)                                    $  28,000                       --                      --
----------------------------------------------------------------------------------------------------------------
Total capital employed                              $  85,094                $  46,551               $  38,861
----------------------------------------------------------------------------------------------------------------

         The Company's working capital increased $5.4 million from fiscal 1994 to fiscal 1995. Cash, cash equivalents, investments and marketable securities increased $4.7 million from 1994 to 1995. Net cash provided by operations increased from $10.0 million in 1994 to $14.0 million in 1995. Additions to plant, property and equipment, excluding the acquisitions of the Kansas City, Missouri and Topeka, Kansas recycling centers in fiscal 1994 and Halltown Paperboard Company, Halltown, West Virginia in fiscal 1995, decreased from $11.8 million in 1994 to $8.8 million in fiscal 1995.

         On June 30, 1995, the Company purchased substantially all the assets of Halltown Paperboard Company, Halltown, West Virginia and financed the acquisition by securing $28.0 million in long-term bank financing, which is to be repaid in semiannual installments over the next seven years. At the same time, the Company entered into a $7.0 million revolving credit facility. To date, no amounts have been borrowed against the credit facility which expires June 30, 1997. Management believes that cash and investments, internally generated funds, supplemented as needed by advances under the working capital line of credit, will be sufficient to meet the Company's short-term working capital requirements.

         Cash dividends paid to common stockholders were $2.4 million in fiscal 1995, $1.8 million in fiscal 1994, and $2.2 million in fiscal 1993 (including a special, one-time, $.10 per share dividend). Quarterly dividends have historically been paid in the months of September, December, March, and June, but are, in each case, subject to Board approval.

         The Board of Directors of the Company has approved budgeted capital expenditures of $9.4 million for fiscal 1996. Cash provided by operations and existing cash balances should be sufficient to fund these expenditures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


         Financial Statements, along with the Financial Statement Schedule filed herewith, are listed in the Index below.

                                                                  Page Reference
                                                                  --------------
Consolidated Statements of Income for the years ended                      17
June 30, 1995, 1994 and 1993

Consolidated Balance Sheets at June 30, 1995 and 1994                      18

Consolidated Statements of Cash Flows for the years                        19
ended June 30, 1995, 1994 and 1993

Consolidated Statements of Stockholders' Equity for the                    20
years ended June 30, 1995, 1994 and 1993

Notes to Consolidated Financial Statements                              21-30

Report of Independent Public Accountants - Consolidated                    31
Financial Statements

Report of Management                                                       32

Report of Independent Public Accountants - Report on                      S-1
Form 10-K

Schedule  II - Valuation and Qualifying Accounts and Reserves             S-2


                       CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993


                                                             1995                  1994                  1993
================================================================================================================
Gross sales                                          $112,400,000         $  77,131,000         $  61,720,000
Less freight and discounts                             15,987,000            13,931,000            12,531,000
----------------------------------------------------------------------------------------------------------------
Net sales                                              96,413,000            63,200,000            49,189,000
Costs and expenses:
    Cost of sales                                      67,966,000            43,603,000            37,591,000
    Selling and administrative expenses                 9,439,000             7,636,000             7,329,000
----------------------------------------------------------------------------------------------------------------
                                                       77,405,000            51,239,000            44,920,000
----------------------------------------------------------------------------------------------------------------
Operating profit                                       19,008,000            11,961,000             4,269,000
Other income (expense):
    Interest expense                                       (7,000)              (22,000)              (10,000)
    Interest income                                       131,000               271,000               324,000
    Miscellaneous, net                                     26,000               226,000              (133,000)
----------------------------------------------------------------------------------------------------------------
                                                          150,000               475,000               181,000
----------------------------------------------------------------------------------------------------------------
Income before income taxes                             19,158,000            12,436,000             4,450,000
Provision for income taxes                              7,481,000             4,697,000             1,215,000
----------------------------------------------------------------------------------------------------------------
Net income                                           $ 11,677,000         $   7,739,000         $   3,235,000
================================================================================================================
Income per common and common
    equivalent share                                 $       1.10         $        0.73         $        0.31
----------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                    10,608,000            10,606,000            10,561,000
----------------------------------------------------------------------------------------------------------------




See accompanying notes

                          CONSOLIDATED BALANCE SHEETS
                            JUNE 30, 1995 AND 1994

                                                                                          1995            1994
===================================================================================================================
 ASSETS
-------------------------------------------------------------------------------------------------------------------
 Current assets:
     Cash and cash equivalents                                                    $  3,631,000    $    910,000
      Investments and marketable securities, at market                               2,500,000         500,000
      Accounts receivable, less allowance for doubtful
          accounts of $614,000 in 1995 and $255,000 in 1994                         11,223,000       7,986,000
      Income tax refunds receivable                                                    177,000         219,000
      Inventories:
             Finished goods                                                          2,752,000         997,000
             Raw materials and supplies                                              5,505,000       3,396,000
-------------------------------------------------------------------------------------------------------------------
                                                                                     8,257,000       4,393,000
      Prepaid expenses                                                                 491,000         366,000
      Net assets held for sale                                                              --         264,000
      Deferred income taxes                                                            749,000         777,000
-------------------------------------------------------------------------------------------------------------------
             Total current assets                                                   27,028,000      15,415,000
 Property, plant and equipment, at cost:
      Land, land improvements and mineral deposits                                   3,958,000       3,259,000
      Buildings and leasehold improvements                                          11,540,000       9,747,000
      Equipment                                                                     84,124,000      53,073,000
      Construction in progress                                                       3,010,000       4,087,000
-------------------------------------------------------------------------------------------------------------------
                                                                                   102,632,000      70,166,000
      Less accumulated depreciation, amortization and depletion                     35,020,000      32,433,000
-------------------------------------------------------------------------------------------------------------------
                                                                                    67,612,000      37,733,000
 Other assets                                                                          802,000         648,000
-------------------------------------------------------------------------------------------------------------------
 Total assets                                                                     $ 95,442,000    $ 53,796,000
===================================================================================================================

 LIABILITIES AND STOCKHOLDERS'  EQUITY
-------------------------------------------------------------------------------------------------------------------
 Current liabilities:
      Accounts payable                                                            $  7,441,000    $  4,838,000
      Accrued payroll and employee benefits                                          1,810,000       1,339,000
      Other current liabilities                                                      1,097,000       1,068,000
      Current portion of long-term debt                                              3,160,000              --
-------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                 13,508,000       7,245,000
 Long-term debt                                                                     24,840,000              --
 Deferred income taxes                                                               5,765,000       4,492,000
 Other long-term liabilities                                                           760,000         886,000
 Contingent liabilities and commitments
 Stockholders'  equity:
       No par preferred stock issuable in series; 487,000 shares
            authorized;  none issued and outstanding                                        --              --
       Common stock, $1 par value; 25,000,000 shares authorized;
             issued 10,560,000 in 1995 and 10,538,000 in 1994                       10,560,000      10,538,000
        Additional paid-in capital                                                  12,308,000      12,211,000
        Retained earnings                                                           27,701,000      18,450,000
        Less pension liability adjustment                                                   --         (26,000)
-------------------------------------------------------------------------------------------------------------------
             Total stockholders'  equity                                             50,569,000      41,173,000
-------------------------------------------------------------------------------------------------------------------
 Total liabilities and stockholders'  equity                                       $ 95,442,000    $ 53,796,000
===================================================================================================================

See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                                                    1995               1994               1993
==================================================================================================================
 Cash flows from operating activities:
    Net income                                              $ 11,677,000       $  7,739,000       $  3,235,000
    Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation, amortization and depletion               3,633,000          2,809,000          2,360,000
        Write down of property, plant and equipment                   --             45,000             82,000
        Deferred income taxes                                  1,301,000            456,000            397,000
        (Gain) loss on sale of assets                             38,000           (120,000)           (37,000)
        Gain on sale of investments                                   --            (41,000)                --
        Changes in current assets and liabilities
            net of effects from acquisition:
          Accounts receivable                                 (3,237,000)        (2,457,000)          (796,000)
          Income tax refunds receivable                           42,000           (204,000)            29,000
          Inventories                                         (2,609,000)          (474,000)           395,000
          Prepaid expenses                                        26,000            (97,000)           (14,000)
          Accounts payable and accrued liabilities             3,103,000          2,009,000            740,000
        Other noncurrent assets and liabilities                  64,000             316,000            301,000
------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                 14,038,000          9,981,000          6,692,000
------------------------------------------------------------------------------------------------------------------
 Cash flows from investing activities:
     Acquisition of  Halltown Paperboard Company:
          Working capital                                     (1,271,000)                --                 --
          Property, plant and equipment                      (24,753,000)                --                 --
          Other assets                                          (215,000)                --                 --
------------------------------------------------------------------------------------------------------------------
                                                             (26,239,000)                --                 --
    Additions to property, plant and equipment                (8,800,000)       (13,318,000)        (5,589,000)
    Proceeds from sale of property, plant
        and equipment                                              3,000            737,000            285,000
    Purchases of investments                                  (2,500,000)          (500,000)          (227,000)
    Proceeds from sales of investments                           500,000          3,162,000            610,000
    Other                                                             --             (2,000)             5,000
------------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                    (37,036,000)        (9,921,000)        (4,916,000)
------------------------------------------------------------------------------------------------------------------
 Cash flows from financing activities:
    Dividends paid                                            (2,426,000)        (1,791,000)        (2,211,000)
    Proceeds from issuance of debt                            28,000,000                 --                 --
    Pension liability adjustment                                  26,000            (26,000)                --
    Purchases of treasury stock                                       --                 --            (32,000)
    Unearned compensation                                             --            186,000            375,000
    Proceeds from exercised stock options                        119,000              7,000             60,000
------------------------------------------------------------------------------------------------------------------
    Net cash provided (used) by financing activities          25,719,000         (1,624,000)        (1,808,000)
------------------------------------------------------------------------------------------------------------------
 Net increase (decrease) in cash and
      cash equivalents                                         2,721,000         (1,564,000)           (32,000)
 Cash and cash equivalents at beginning of year                  910,000          2,474,000          2,506,000
------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of year                   $  3,631,000       $    910,000       $  2,474,000
==================================================================================================================
 Supplemental disclosure of cash flow information:
 Cash paid during the year for:
      Income taxes, net of refunds                          $  6,032,000       $  4,473,000       $    787,000
      Interest                                                    10,000             22,000              1,000
------------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS'  EQUITY
                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993


                                 Common     Additional                                  Pension       Common
                              stock, $1        paid-in     Retained       Unearned    liability    shares in
  In Thousands of Dollars     par value        capital     earnings   compensation   adjustment     treasury      Total
==========================================================================================================================
  Balance at June 30, 1992     $ 10,803      $ 13,955     $ 11,478    $      (561)     $    --     $ (2,044)  $ 33,631
  Net income                         --            --        3,235             --           --           --      3,235
  Cash dividends on common
      stock, $.21 per share          --            --       (2,211)            --           --           --     (2,211)
  Exercise of stock options          13            47           --             --           --           --         60
  Retirement of debt                 --            --           --            375           --           --        375
  Purchase of treasury stock         --            --           --             --           --          (32)       (32)
--------------------------------------------------------------------------------------------------------------------------
  Balance at June 30, 1993       10,816        14,002       12,502           (186)          --       (2,076)    35,058
  Net income                         --            --        7,739             --           --           --      7,739
  Cash dividends on common
      stock, $.17 per share          --            --       (1,791)            --           --           --     (1,791)
  Exercise of stock options           3             4           --             --           --           --          7
  Retirement of debt                 --            --           --            186           --           --        186
  Pension liability                  --            --           --             --          (26)          --        (26)
  adjustment
  Retirement of treasury stock     (281)       (1,795)          --             --           --        2,076         --
--------------------------------------------------------------------------------------------------------------------------
  Balance at June 30, 1994       10,538        12,211       18,450             --          (26)          --     41,173
  Net income                         --            --       11,677             --           --           --     11,677
  Cash dividends on common
      stock, $.23 per share          --            --       (2,426)            --           --           --     (2,426)
  Exercise of stock options          22            97           --             --           --           --        119
  Pension liability adjustment       --            --           --             --           26           --         26
--------------------------------------------------------------------------------------------------------------------------
  Balance at June 30, 1995     $ 10,560      $ 12,308     $ 27,701    $        --      $    --     $     --   $ 50,569
==========================================================================================================================


See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1995, 1994, AND 1993


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

         The consolidated financial statements include the accounts of Republic Gypsum Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

CASH EQUIVALENTS

         Short-term investments that are highly liquid and have original maturity dates of three months or less are considered cash equivalents for the purpose of the Consolidated Statements of Cash Flows. These investments are carried at market.

CONCENTRATION OF CREDIT RISK

         The majority of the Company's sales are to retailers, manufacturers and wholesalers. The Company conducts ongoing credit evaluations of its customers financial conditions and limits the amount of trade credit extended when necessary. The Company maintains allowances for expected credit losses.

INVENTORIES

         Inventories are stated at the lower of cost (average or first-in, first-out) or market and include the appropriate elements of materials, labor and manufacturing overhead expenses.

PROPERTY, PLANT AND EQUIPMENT

         Plant and equipment assets are recorded at cost and depreciated generally by the straight-line method over the estimated useful lives of the assets. Expenditures for additions and improvements are capitalized, and costs for repairs and maintenance are charged to operations as incurred.

REVENUE RECOGNITION

         Revenue is recognized at the time products are shipped to the customer or, in the case of rail services, at the time service is rendered.

INCOME TAXES

         The provision for income taxes includes federal and state taxes currently payable (receivable) and deferred taxes arising from temporary differences in determining income for financial statement and tax purposes. The Company files a consolidated federal return which includes the results for all of its subsidiaries. Deferred tax assets, liabilities and related expense accounts are adjusted annually for any changes in statutory tax rates.

PER SHARE COMPUTATIONS

         Per share computations are based on the weighted average number of common shares outstanding during the year, adjusted for the effect of dilutive common share equivalents (i.e., common stock options). Earnings per common share on a fully diluted basis are substantially the same as earnings per share as presented.

RECLASSIFICATION

         Certain prior year balances have been reclassified to conform with the current year presentation.

ENVIRONMENTAL REMEDIATION AND COMPLIANCE

         Environmental expenditures are expensed or capitalized, as appropriate. Liabilities are recorded when assessments and/or remedial efforts are probable and the cost can be reasonably estimated.

2.  INDUSTRY SEGMENTS

         Certain information with regard to industry segments, within which the Company operates, is as follows (in thousands):

                                                                      Recycled      Eliminations
                                                    Gypsum          Paperboard         and other         Consolidated
===========================================================================================================================
1995
Sales to unaffiliated customers                  $  54,748           $  57,642        $       10            $ 112,400
Intersegment sales                                      --               8,738            (8,738)                  --
---------------------------------------------------------------------------------------------------------------------------
                                                    54,748              66,380            (8,728)             112,400
Less freight and discounts                          12,683               3,304                --               15,987
---------------------------------------------------------------------------------------------------------------------------
Net sales                                        $  42,065           $  63,076        $   (8,728)           $  96,413
===========================================================================================================================
Operating profit (loss)                          $  14,939           $   8,907        $   (4,838)           $  19,008
Identifiable assets                                 23,747              59,823            11,872               95,442
Capital expenditures                                 2,364              29,810             1,379               33,553
Depreciation, depletion and amortization             1,274               1,994               365                3,633

===========================================================================================================================
1994
Sales to unaffiliated customers                  $  42,643           $  34,481        $        7            $  77,131
Intersegment sales                                      --               9,169            (9,169)                  --
---------------------------------------------------------------------------------------------------------------------------
                                                    42,643              43,650            (9,162)              77,131
Less freight and discounts                          11,497               2,434                --               13,931
---------------------------------------------------------------------------------------------------------------------------
Net sales                                        $  31,146           $  41,216        $   (9,162)           $  63,200
===========================================================================================================================
Operating profit (loss)                          $   7,829           $   8,141        $   (4,009)           $  11,961
Identifiable assets                                 22,152              25,781             5,863               53,796
Capital expenditures                                 2,556               9,328             1,434               13,318
Depreciation, depletion and amortization             1,183               1,427               199                2,809

===========================================================================================================================
1993
Sales to unaffiliated customers                  $  30,750           $  30,951        $       19            $  61,720
Intersegment sales                                     394               7,350            (7,744)                  --
---------------------------------------------------------------------------------------------------------------------------
                                                    31,144              38,301            (7,725)              61,720
Less freight and discounts                          10,512               2,413              (394)              12,531
---------------------------------------------------------------------------------------------------------------------------
Net sales                                        $  20,632           $  35,888        $   (7,331)           $  49,189
===========================================================================================================================
Operating profit (loss)                          $     542           $   7,294        $   (3,567)           $   4,269
Identifiable assets                                 18,907              17,224             7,966               44,097
Capital expenditures                                   367               4,019             1,203                5,589
Depreciation, depletion and amortization             1,096               1,059               205                2,360
===========================================================================================================================

         Operations within the gypsum industry consist of the manufacture and sale of gypsum wallboard. Operations within the paperboard industry consist of
(i) the manufacture and sale of recycled paperboard to the gypsum industry and other paperboard converters which manufacture composite cans, cores, tubes and other packaging products, and (ii) the collection and sale of recovered paper fiber.

         Operating profit (loss) is net sales less operating expenses. Sales between segments are made at approximately market price. Identifiable assets by industry segment are those used in each segment at year-end. Eliminations and other include general corporate assets, principally cash, securities, property and equipment and expenses.

3.  EMPLOYEE STOCK OWNERSHIP PLAN

         In February 1986, the Company guaranteed a $2,996,000 bank note on behalf of its Employee Stock Ownership Plan (the "ESOP"), in which salaried employees participate. The ESOP used the proceeds to purchase the Company's common stock. In February 1991, the Company purchased the note for the outstanding principal balance. Because the Company was the payee of the note, such contributions did not require cash outlays. Compensation expense was recognized as the note principal was retired. The note was retired during fiscal 1994. During 1995, the board of directors of the Company approved an ESOP contribution of $187,000 and the compensation expense was recognized in the financial statements.

         The following table presents the ESOP contributions for the years ended June 30, 1995, 1994 and 1993:

                                                              1995                 1994                  1993
-----------------------------------------------------------------------------------------------------------------
 Compensation expense - loan repayment                   $      --            $ 186,000             $ 375,000
 Compensation expense                                      187,000                   --                    --
 Other                                                      10,000               49,000                13,000
 Trustee's fees                                             29,000               38,000                37,000
-----------------------------------------------------------------------------------------------------------------
 Company contributions                                   $ 226,000            $ 273,000             $ 425,000
-----------------------------------------------------------------------------------------------------------------

4.  ACQUISITION - HALLTOWN PAPERBOARD COMPANY

         On June 30, 1995, the Company acquired substantially all of the assets of Halltown Paperboard Company of Halltown, West Virginia for $26.2 million. Halltown Paperboard Company manufactures products of 100% recycled paperboard made from reclaimed paper fiber which are similar to the Company's other recycled paperboard mills. Since the acquisition occurred on the last day of the fiscal year, and only one day of results are included in the Company's fiscal 1995 Consolidated Income Statements, proforma statements of income would be essentially the same as the Company's Consolidated Income Statements for the fiscal years 1995 and 1994. Therefore, no proforma statements of income are necessary this fiscal year as they would distort year-to-year comparisons. The acquisition was financed by a term bank loan. The Company accounted for this acquisition as a purchase. The cost of the acquired assets which are reflected in the Consolidated 1995 Balance Sheets has been allocated on the basis of their estimated fair value. The allocation of the purchase price will be finalized during fiscal 1996 upon completion of asset valuations. No goodwill was recorded in this transaction.

5.  MISCELLANEOUS OTHER INCOME (EXPENSE)

         The components of miscellaneous other income (expense) for the years ended June 30, 1995, 1994, and 1993 are summarized as follows:

                                                            1995                  1994                   1993
------------------------------------------------------------------------------------------------------------------
 Gain on sale of net assets held for sale             $       --            $  101,000        $           --
 Gain on sale of investments                                  --                41,000                    --
 Gross rental income                                      99,000                69,000                58,000
 Other                                                   (73,000)               15,000              (191,000)
------------------------------------------------------------------------------------------------------------------
                                                      $   26,000            $  226,000        $     (133,000)
==================================================================================================================

6.  LONG-TERM DEBT AND REVOLVING CREDIT FACILITY


         The Company's long-term debt and revolving credit facility consists of the following:


                                                                                                      1995
-----------------------------------------------------------------------------------------------------------------
Term loan                                                                                         $ 28,000,000
Revolving credit facility                                                                                   --
-----------------------------------------------------------------------------------------------------------------
    Total long-term debt                                                                            28,000,000
-----------------------------------------------------------------------------------------------------------------
Less: current maturities                                                                             3,160,000
Long-term debt, net of current maturities                                                         $ 24,840,000
=================================================================================================================

         Amounts of long-term maturities for each of the next seven fiscal years 1996 through 2002, respectively, are: $3,160,000, $3,410,000,
$3,670,000,  $3,955,000,  $4,260,000, $4,595,000, and $4,950,000.

         The Company obtained a $28,000,000 term loan from a commercial bank for the purchase of Halltown Paperboard Company pursuant to a loan agreement dated June 30, 1995. The term loan matures in June 2002. The Halltown facility was used as collateral for the loan. The net book value of the assets collateralized was $24,753,000 at year-end. The interest rate at year-end was 7.25%.

         The Company also obtained a $7,000,000 line of credit from a commercial bank pursuant to a loan agreement dated June 30, 1995. The revolving credit facility is for two years, renewable every year for an additional year. To date, no amounts have been borrowed against the revolving credit facility.

         Outstanding principal amounts on both the term loan and revolving credit facility bear interest at a variable rate equal to (i) the London Interbank Offered Rate, plus an agreed margin (ranging from 75 to 175 basis points for the term loan and 50 to 150 points for the revolving credit facility), which is to be established annually based upon the Company's coverage of fixed charges or (ii) the bank's corporate prime rate, less 0.5% for the term loan and less 0.75% for the revolving credit facility. Under the term loan and revolving credit facility, the Company is required to adhere to several financial covenants some of which involve working capital, current ratio, net worth and fixed charge coverage minimums. The revolving credit facility expires June 30, 1997.


7.  PENSION AND OTHER BENEFIT  PLANS

         Republic Gypsum Company maintains pension plans (the "Plans") for its hourly employees at its paperboard mills. Normal monthly retirement benefits are based on negotiated benefit levels and the employee's years of credited service. Contributions to the Plans are based on actuarial calculations of amounts necessary to cover normal costs and to amortize prior service costs.

                                                                                        Years Ended  June 30
-------------------------------------------------------------------------------------------------------------------------
                                                                                       1995                       1994
-------------------------------------------------------------------------------------------------------------------------
Actuarial present value of accumulated benefit obligation:
Vested Portion                                                                 $ (1,417,000)              $ (1,422,000)
Non-vested portion                                                                  (78,000)                   (99,000)
-------------------------------------------------------------------------------------------------------------------------
    Total                                                                        (1,495,000)                (1,521,000)
Effect of future compensation                                                           --                         --
-------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation                                                     (1,495,000)                (1,521,000)
Fair value of plan assets                                                         1,417,000                  1,204,000
-------------------------------------------------------------------------------------------------------------------------
    Excess of projected benefit obligation
    over fair value of plan assets                                                  (78,000)                  (317,000)
Unrecognized obligation at transition                                                64,000                     92,000
Unrecognized prior service costs                                                    245,000                    310,000
Unrecognized net gain                                                              (178,000)                    (6,000)
Minimum liability                                                                  (131,000)                  (396,000)
-------------------------------------------------------------------------------------------------------------------------
    Net accrued pension cost                                                   $    (78,000)              $   (317,000)
-------------------------------------------------------------------------------------------------------------------------

         The actuarial assumptions used to determine pension expense and the funded status of the Plans were a settlement rate on benefit obligations of 7.25% for 1995 and 6.75% for 1994 and an expected long-term rate of return on plan assets of 6.0% for 1995 and 1994. The unrecognized prior service costs and unrecognized net gain are being amortized over approximately 15 years.

         The assets of the Plans at June 30, 1995, consist mostly of bonds, both corporate and government, and also stocks and cash or cash equivalents.

         Pension expense included the following components:

                                                                                           Years Ended June 30
-------------------------------------------------------------------------------------------------------------------------
                                                                                       1995                      1994
-------------------------------------------------------------------------------------------------------------------------
Benefits earned by employees                                                     $   63,000               $    72,000
Interest cost on projected benefit obligation                                       101,000                    84,000
Actual return on plan assets                                                       (107,000)                   30,000
Net amortization and deferral                                                        69,000                   (69,000)
-------------------------------------------------------------------------------------------------------------------------
    Net pension cost                                                             $  126,000               $   117,000
=========================================================================================================================

         Effective December 31, 1994, Republic Gypsum Company changed the retirement benefits at its Commerce City, Colorado paperboard mill, resulting in the freezing of benefits under the defined pension plan. The Duke, Oklahoma facility employee savings plan was also discontinued on December 31, 1994 and benefits were frozen. Such benefits will be paid in accordance with the terms of each plan. These plans were replaced with a voluntary 401(K) Plan (the "401(K) Plan"). Additionally, the same 401(K) Plan was installed at the Company's Topeka, Kansas, and Kansas City, Missouri facility locations on January 1, 1995.

         The participants in the 401(K) Plan include eligible employees at the above locations, as well as all salaried employees company-wide. Although there is one 401(K) Plan for all Company locations, there are various employee and employer contribution limits, employer matching percentages, and employer vesting schedules for each location.

         Contributions to the 401(K) and employee savings plan were:

                                                                    Years Ended June 30
-------------------------------------------------------------------------------------------------------------
                                                     1995                  1994                  1993
-------------------------------------------------------------------------------------------------------------
Employee savings plan                             $   15,000            $   28,000            $   40,000
401(K) Plan contributions                            354,000               225,000                    --
-------------------------------------------------------------------------------------------------------------
    Total contributions                           $  369,000            $  253,000            $   40,000
=============================================================================================================


8.  OTHER COMMITMENTS AND CONTINGENT LIABILITIES

         In connection with the Company's preparation for a warehouse addition to its paperboard mill located in Commerce City, Colorado, a suburb of Denver, the Company discovered and has been investigating the presence of subsurface petroleum hydrocarbons. The Company retained an environmental consultant who concluded that fuel oil, jet fuel and gasoline additives had migrated in the subsurface of the Company's property from an adjacent property. The Company and the adjacent property owner have jointly sponsored additional investigations, and discussions between the parties continue. The Company has completed the construction of the warehouse addition under approval of the Colorado Department of Health.

         At this time, the Company has not ascertained the future liability, if any, of the above matter. Environmental expenditures directly related to this matter were $32,000 in fiscal 1995, $37,000 in fiscal 1994, and $111,000 in fiscal 1993. These costs were included in selling and administrative expenses. Due to the complexity of the environmental laws, rules and policies currently applicable to the Company and the uncertainty about future changes in such laws and regulations, the Company maintains accounting reserves for future unexpected expenses of the nature and magnitude incurred during the past three years.


9.  STOCK OPTIONS

         Options have been granted to key employees at prices which represent fair market value at dates of grant, have terms ranging from five to ten years and are exercisable at 20% to 25% per year on a cumulative basis beginning one year from date of grant. In addition, some grants are only exercisable if certain Company performance targets are attained. The Company is authorized to grant 420,000 shares of common stock to key employees in the 1989 Plan, and 105,000 shares to directors in the Director Plan. A summary of transactions for the years ended June 30, 1995 and 1994, is set forth in the following table:

Shares Rounded to Thousands         1979 Plan                     1989 Plan                      Director Plan
----------------------------------------------------------------------------------------------------------------------
                              Number         Option         Number           Option          Number          Option
                               of             price           of             price             of            price
                              shares          range         shares           range           shares           range
======================================================================================================================
 Options:
   Outstanding at
     June 30, 1993             2,000         $  5.23        54,000      $ 4.75 - 5.50        63,000     $ 3.75 - 5.11
   Granted                        --              --       102,000        9.00               11,000      13.88
   Cancelled                      --              --        (3,000)       4.88 - 5.50            --                --
   Expired                        --              --            --                 --            --                --
   Exercised                 (2,000)            5.23        (3,000)       4.76 - 5.50            --                --
----------------------------------------------------------------------------------------------------------------------

    Outstanding at
     June 30, 1994                --              --       150,000      $ 4.75 - 9.00        74,000     $ 3.75 -13.88
   Granted                        --              --        65,000        8.88                   --                --
   Cancelled                      --              --        (5,000)       5.50 - 9.00            --                --
   Expired                        --              --            --                 --            --                --
   Exercised                      --              --       (19,000)       4.88 - 9.00        (3,000)      5.12
----------------------------------------------------------------------------------------------------------------------

    Outstanding at
     June 30, 1995                --              --       191,000      $ 4.76 - 9.00        71,000    $ 3.75 - 13.88

    Exercisable at
     June 30, 1995                --              --        38,000                           61,000
======================================================================================================================


The 1979 Stock Option Plan terminated June 30, 1989. All remaining options expired in October 1993.

         The 1989 Long-Term Incentive Plan (the "Incentive Plan") was approved by stockholders at the Company's Annual Meeting held October 26, 1989. The Incentive Plan is unlimited in duration and, unless it is modified or terminated, will remain in effect as long as any options, restricted stock awards, or performance unit awards remain outstanding. The Incentive Plan is administered by the Board of Directors.

         On August 7, 1989, the Board of Directors approved the Non-Employee Director Stock Option Plan (the "Director Plan"). Each non-employee member of the Board of Directors was granted an option to purchase 10,500 shares of Common Stock. The options do not have fixed terms but will automatically terminate 12 months after the director ceases to be a director by reason of his death or permanent disability or 6 months after he ceases to be a director for any other reason. On the date any new non-employee director becomes a member of the Board of Directors, such director will be granted an option (exercisable after completion of three calendar years of service on the Board of Directors) to purchase 10,500 shares of Common Stock at a price equal to the fair market value on the date of grant. The Director Plan is administered by a committee of the Board of Directors composed of all employee directors.

         On May 6, 1986, the Board of Directors of the Company declared a dividend distribution of one Common Stock Share Purchase Right (the "Right") on each outstanding share of its common stock. Each Right will entitle stockholders to buy one share of common stock at an exercise price of $38.10. The Rights are not exercisable until a person or group acquires 35% or more of the Company's common stock or announces a tender offer which, if consummated, would result in ownership by a person or group of 35% or more of the common stock. The Rights are non-voting and will expire on May 16, 1996, unless they are redeemed at an earlier date. The Company will be entitled to redeem the Rights at five cents per Right at any time before ten days after a person or group has acquired a 35% position. Board members not affiliated with such an acquiring person or group may also extend the time period during which the Rights may be redeemed under certain limited circumstances.

         If the Company is acquired in a merger or other business combination after the acquisition of a 35% position by a person or group, each Right will entitle its holder to purchase, at the Right s exercise price, that number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price. The Rights also provide for protection against self-dealing transactions by a control stockholder.

10.  INCOME TAXES

         The components of the provision for income taxes are:

                                                                1995                   1994                  1993
====================================================================================================================
Current:
    Federal                                              $ 5,631,000            $ 3,651,000           $ 1,020,000
    State                                                    549,000                398,000                78,000
--------------------------------------------------------------------------------------------------------------------
                                                           6,180,000              4,049,000             1,098,000
--------------------------------------------------------------------------------------------------------------------
Deferred - federal                                         1,301,000                648,000               117,000
--------------------------------------------------------------------------------------------------------------------
Total Provision                                          $ 7,481,000            $ 4,697,000           $ 1,215,000
====================================================================================================================

         The differences between income taxes computed using the statutory federal income tax rate and that shown in the Consolidated Statements of Income are summarized as follows:

                                                                1995                   1994                  1993
====================================================================================================================
Computed federal tax at statutory rate                   $ 6,705,000            $ 4,229,000           $ 1,513,000
Tax credits realized                                              --                     --              (310,000)
State taxes, net of federal tax benefit                      356,000                263,000                51,000
Other                                                        420,000                205,000               (39,000)
--------------------------------------------------------------------------------------------------------------------
                                                         $ 7,481,000            $ 4,697,000           $ 1,215,000
====================================================================================================================

         Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting basis.

         As of June 30, 1995 and 1994, deferred tax assets (liabilities) as determined under the provisions of SFAS 109, were comprised of the following:

                                                                       June 30, 1995                 June 30, 1994
====================================================================================================================
Gross deferred tax liability:
    Depreciation/amortization                                          $ (5,765,000)                 $ (4,492,000)
    Gross deferred tax assets:
    Employee benefit accruals                                               125,000                       145,000
    Accounts receivable reserves                                            209,000                        80,000
    Other accrued reserves                                                  411,000                       284,000
    Other                                                                     4,000                       268,000
--------------------------------------------------------------------------------------------------------------------
         Gross deferred assets                                              749,000                       777,000
--------------------------------------------------------------------------------------------------------------------
Deferred tax assets valuation reserve                                            --                            --
--------------------------------------------------------------------------------------------------------------------
Net deferred tax liability                                             $ (5,016,000)                 $ (3,715,000)
====================================================================================================================

         The Company does not provide for a valuation reserve on deferred tax assets based on the assumption of future taxable income.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", was issued in May 1993 for fiscal years beginning after December 15, 1993. The Company adopted the new standard effective July 1, 1994. The effect to the Company by adopting the new standard was insignificant. The following table summarizes the carrying amounts and estimated fair values of the Company's financial instruments as of June 30, 1995.


                                                                    Carrying                       Estimated
                                                                      Amount                      Fair Value
================================================================================================================
Cash and cash equivalents                                       $  3,631,000                    $  3,631,000
----------------------------------------------------------------------------------------------------------------
Current investments and marketable securities                      2,500,000                       2,500,000
----------------------------------------------------------------------------------------------------------------
Long-term investments                                                122,000                         122,000
----------------------------------------------------------------------------------------------------------------
Notes receivable                                                     142,000                         154,000
----------------------------------------------------------------------------------------------------------------
Long-term debt                                                    28,000,000                      28,000,000
----------------------------------------------------------------------------------------------------------------

         The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND CASH EQUIVALENTS

         The estimated fair value of current investments and marketable securities is based on quoted market prices for those or similar investments.

CURRENT INVESTMENTS AND MARKETABLE SECURITIES

         The estimated fair value of current investments and marketable securities is based on quoted market prices for those or similar investments.

LONG-TERM INVESTMENTS

         The estimated fair value of long-term investments is based on quoted market prices for those or similar investments.

NOTES RECEIVABLE

         The estimated fair value of notes receivable is based on discounting future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities.

LONG-TERM DEBT

         All the Company's long-term debt is at a short-term variable rate; therefore the carrying value approximates market prices.

12.  SELECTED QUARTERLY FINANCIAL DATA

         The following tabulation presents selected unaudited results of operations for the years ended June 30, 1995 and 1994 (in thousands, except for per share data):

                                                                           Quarters ended
======================================================================================================================
                                                   Sept. 30           Dec. 31           Mar. 31            June 30
======================================================================================================================
1995
Gross Sales                                       $  24,781         $  26,297         $  30,881          $  30,441
Less freight and discounts                            3,928             3,951             4,350              3,758
----------------------------------------------------------------------------------------------------------------------
Net sales                                         $  20,853         $  22,346         $  26,531          $  26,683
======================================================================================================================
Operating profit                                  $   4,364         $   4,823         $   5,264          $   4,557
Net income                                            2,676             2,846             3,232              2,923
Income per common and common
equivalent share                                       0.25              0.27              0.30               0.27
======================================================================================================================

1994
Gross sales                                       $  17,772         $  18,116         $  20,427          $  20,816
Less freight and discounts                            3,294             3,299             3,623              3,715
----------------------------------------------------------------------------------------------------------------------
Net sales                                         $  14,478         $  14,817         $  16,804          $  17,101
======================================================================================================================
Operating profit                                  $   2,320         $   2,353         $   4,033          $   3,255
Net income                                            1,532             1,474             2,620              2,113
Income per common and common
equivalent share                                       0.14              0.14              0.25               0.20
======================================================================================================================

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

         To the Stockholders and Board of Directors of Republic Gypsum Company:

         We have audited the accompanying consolidated balance sheets of Republic Gypsum Company (a Delaware corporation) and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of income, cash flows and stockholders equity for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Republic Gypsum Company and subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.



                                        ARTHUR ANDERSEN LLP

Dallas, Texas
August 8, 1995

                              REPORT OF MANAGEMENT

        The management of Republic Gypsum Company is responsible for preparing the consolidated financial statements and other information contained in this report. Management believes that the consolidated financial statements fairly reflect, in all material respects, the form and substance of events and transactions and that the consolidated financial statements present the Company's financial position and results of operations in conformity with generally accepted accounting principles. Management has included in the Company's consolidated financial statements amounts that are based on informed judgments and estimates which it believes are reasonable under the circumstances.

         Republic Gypsum Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at appropriate cost, that transactions are processed in accordance with Company authorization and are properly recorded and reported in the consolidated financial statements, and that assets are adequately safeguarded.

         Arthur Andersen LLP, the Company's independent public accountants, audits the Company's consolidated financial statements in accordance with generally accepted auditing standards, which provide the basis of its report on the consolidated financial statements.

         The Board of Directors of the Company has an Audit Committee composed of outside directors. The Committee meets with financial management and the independent public accountants to review internal accounting controls and accounting, auditing and financial reporting matters. In addition, Arthur Andersen LLP has full and free access to the Audit Committee, without management present, to discuss the results of its audits, the adequacy of the Company's internal accounting controls and the quality of its financial reporting.





                Phil Simpson                        Doyle R. Ramsey
                Chairman of the Board               Vice President-Finance and
                and President                       Chief Financial Officer
                August 24, 1995                     August 24, 1995

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURES.
         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The sections entitled "Nominees for Directors" and "Compliance with
Section 16(a) of the Exchange Act" appearing in the Registrant's proxy statement for the annual meeting of the stockholders to be held on October 26, 1995 sets forth certain information with respect to the directors of the Registrant and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Item 4A of Part I of this report and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         The sections entitled "Executive Compensation" and "Compensation of Directors" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on October 26, 1995 sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         There is incorporated herein by reference the information in the Company's 1995 Proxy Statement regarding beneficial ownership of shares of the Company's Common Stock as of August 31, 1995 by each person known by the Company to own beneficially more than 5% of the outstanding shares of such Common Stock, by each director of the Company, and by certain executive officers of the Company and by all directors and executive officers as a group under the caption "Security Ownership".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the captions "Nominees for Directors" in the Company's 1995 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)     1.       Financial Statements
See Index to Financial Statements and Schedules of Registrant contained in Item 8, page 16.

                 2.       Financial Statement Schedules
See Index to Financial Statements and Schedules of Registrant contained in Item 8, page 16.

                 3. The following documents are filed or incorporated by reference as exhibits to this Report as required by Item 601 of Regulation S-K:

          3(a) Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988, SEC File Number 1-7210).

          3(b) Bylaws of the Company, as amended (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, SEC File Number 1-7210).

          4(a) Revolving and Term Credit Agreements (with related Promissory Notes, Security Agreement, Mortgage, Deed of Trust, Guaranties attached as Exhibits hereto) dated as of June 30, 1995, among Republic Gypsum Company, Republic Paperboard Company, and Republic Paperboard Company of West Virginia and Boatmen's First National Bank of Kansas City (incorporated by reference to Exhibit 4(i) of the Company's current report on Form 8-K filed July 17, 1995, SEC File Number 1-7210).

         10(a)   The 1989 Long-Term Incentive Plan (incorporated by reference to
                 Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30,1989, SEC File Number 1-7210), which is a "management contract or compensatory plan or arrangement."

         10(b) Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989, SEC File Number 1-7210), which is a "management contract or compensatory plan or arrangement."

         10(c) Non-Employee Directors' Retirement Compensation Arrangement (incorporated by reference to the description set forth under the caption "Executive Compensation - Director Retirement Compensation Arrangement" in the Company's Proxy Statement for the Annual Meeting of Stockholders held October 26, 1989, SEC File Number 1-7210), which is a "management contract or compensatory plan or arrangement."

         10(d) Tenancy in Common Agreement dated December 29, 1983, between Packaging Corporation of America and Republic Paperboard Company (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on 10-K for the year ended June 30, 1994, SEC File Number 1-7210).

         10(e) Shared Facilities and Shared Service Agreement dated December 28, 1983, between Packaging Corporation of America and Republic Paperboard Company (incorporated by reference to Exhibit 10(e) to the Company's Annual Report on 10-K for the year ended June 30, 1994, SEC File Number 1-7210).

         10(f)   Key Employee Continuation Plan (incorporated by reference to
                 Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, SEC File Number 1-7210), which is a "management contract or compensatory plan or arrangement".

         10(g) Asset Purchase Agreement, dated as of June 30, 1995, between Old Dominion Box Company, Inc., Halltown Paperboard Company, Dillard Investment Corporation, and Republic Gypsum Company and Republic Paperboard Company of West Virginia (incorporated by reference to Exhibit 2(i) and 2(ii) to the Company's Current Report on Form 8-K, dated July 17, 1995, SEC File Number 1-7210).

         21      Significant Subsidiaries of the Registrant.

         23      Consent of Independent Public Accountants.

         24      Power of Attorney on Page 35 of this Report.

         27      Article 5 of Regulation S-X.

         (b) Reports on Form 8-K. The Company filed a form 8-K, dated July 17, 1995, stating that on June 30, 1995, the Company acquired substantially all the assets of Halltown Paperboard Company, Halltown, West Virginia. The form 8- K includes Item 2, Acquisition or Disposition of Assets, and Item 7, Pro Forma Financial Information (and Exhibits) in support of Item 2 and the audited financials of Halltown Paperboard Company.

                               POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS that each of the undersigned directors and officers of Republic Gypsum Company hereby constitutes Phil Simpson, Stephen L. Gagnon and Doyle R. Ramsey his true and lawful attorneys-in-fact and agents, for his and in his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Annual Report on Form 10-K, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.



                                      SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has fully caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   September 11, 1995

                                      REPUBLIC GYPSUM COMPANY

                                      By: /s/ Phil Simpson
                                          ------------------------------------
                                          Phil Simpson, Chairman of the
                                          Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         Signature                                 Title                                      Date
         ---------                                 -----                                      ----
/s/ Phil Simpson                           Chairman of the Board,                    September 11, 1995
    ------------                           President and Director
                                           (principal executive
                                           officer)


/s/ Stephen L. Gagnon                      Executive Vice                            September 11, 1995
    -----------------                      President and
                                           Director


/s/ Doyle R. Ramsey                        Vice President and                        September 12, 1995
    ---------------                        Chief Financial
                                           Officer (principal
                                           financial officer)


/s/ John W. McCracken                      Controller (principal                     September 12, 1995
    -----------------                      accounting officer)


/s/ Bert A. Nelson                         Director                                  September 11, 1995
    --------------

/s/ Talbot Rain                            Director                                  September 11, 1995
    -----------

/s/ Gerald L. Ray                          Director                                  September 11, 1995
    -------------

/s/ Robert F. Sexton                       Director                                  September 11, 1995
    ----------------

/s/ David P. Simpson                       Director                                  September 11, 1995
    ----------------

/s/ L. L. Wallace                          Director                                  September 11, 1995
    -------------

/s/ David B. Yarbrough                     Director                                  September 11, 1995
    ------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To:   The Stockholders and Board of Directors of
      Republic Gypsum Company

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Republic Gypsum Company and subsidiaries included in this Form 10-K and have issued our report thereon dated August 8, 1995. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements and consolidated financial statement schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                             ARTHUR ANDERSEN LLP

Dallas, Texas
August 8, 1995

                            REPUBLIC GYPSUM COMPANY
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   Years ended June 30, 1993, 1994, and 1995



                                               Additions  Charged  to
                         Balance at           ------------------------                             Balance
                         beginning            Cost  and        Other                               at end
                          of year             expenses       accounts       Deductions (A)         of year
                         ----------           ---------     ----------      --------------        --------
      1993:
      Allowance for
       doubtful
       accounts           $290,000            $370,000      $       --        $283,000            $377,000
                          ========            ========      ==========        ========            ========

      1994:
      Allowance for
       doubtful
       accounts           $377,000            $159,000      $       --        $281,000            $255,000
                          ========            ========      ==========        ========            ========

      1995:
      Allowance for
       doubtful
       accounts           $255,000            $428,000      $       --        $  69,000           $614,000
                          ========            ========      ==========        =========           ========



(A)  Uncollectible accounts charged off, net of recoveries.

                               Index to Exhibits


   EXHIBIT NO.                        DESCRIPTION
   -----------                        -----------

       3(a) Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988, SEC File Number 1-7210).

       3(b) Bylaws of the Company, as amended (incorporated by reference to Exhibit 3(b) to the Company s Annual Report on Form 10-K for the fiscal year ended June 30, 1994, SEC File Number 1-7210).

       4(a) Revolving and Term Credit Agreements (with related Promissory Notes, Security Agreement, Mortgage, Deed of Trust, Guaranties attached as Exhibits hereto) dated as of June 30, 1995, among Republic Gypsum Company, Republic Paperboard Company, and Republic Paperboard Company of West Virginia and Boatmen s First National Bank of Kansas City (incorporated by reference to Exhibit 4(i) of the Company s current report on Form 8-K filed July 17, 1995, SEC File Number 1-7210).

      10(a)   The 1989 Long-Term Incentive Plan (incorporated by reference to
              Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30,1989, SEC File Number 1-7210), which is a "management contract or compensatory plan or arrangement."

      10(b) Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989, SEC File Number 1-7210), which is a "management contract or compensatory plan or arrangement."

      10(c) Non-Employee Directors' Retirement Compensation Arrangement (incorporated by reference to the description set forth under the caption "Executive Compensation - Director Retirement Compensation Arrangement" in the Company's Proxy Statement for the Annual Meeting of Stockholders held October 26, 1989, SEC File Number 1-7210), which is a "management contract or compensatory plan or arrangement."

      10(d) Tenancy in Common Agreement dated December 29, 1983, between Packaging Corporation of America and Republic Paperboard Company (incorporated by reference to Exhibit 10(d) to the Company s Annual Report on 10-K for the year ended June 30, 1994, SEC File Number 1-7210).

      10(e) Shared Facilities and Shared Service Agreement dated December 28, 1983, between Packaging Corporation of America and Republic Paperboard Company (incorporated by reference to Exhibit 10(e) to the Company s Annual Report on 10-K for the year ended June 30, 1994, SEC File Number 1-7210).

      10(f)   Key Employee Continuation Plan (incorporated by reference to
              Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, SEC File Number 1-7210), which is a "management contract or compensatory plan or arrangement".

      10(g) Asset Purchase Agreement, dated as of June 30, 1995, between Old Dominion Box Company, Inc., Halltown Paperboard Company, Dillard Investment Corporation, and Republic Gypsum Company and Republic Paperboard Company of West Virginia (incorporated by reference to Exhibit 2(i) and 2(ii) to the Company s Current Report on Form 8-K, dated July 17, 1995, SEC File Number 1-7210).

      21      Significant Subsidiaries of the Registrant.

      23      Consent of Independent Public Accountants.

      24      Power of Attorney on Page 35 of this Report.

      27      Article 5 of Regulation S-X.

      (b) Reports on Form 8-K. The Company filed a form 8-K, dated July 1995, stating that on June 30, 1995, the Company acquired substantially all assets of Halltown Paperboard Company, Halltown, West Virginia. The form
K includes Item 2, Acquisition or Disposition of Assets, and Item 7, Pro ma Financial Information (and Exhibits) in support of Item 2 and the audited ancials of Halltown Paperboard Company.