Form 10-Q
period 1995-09-30
REPUBLIC GYPSUM CO
filed 1995-11-09
CIK 83226

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                          ___________________________

(Mark One)
       [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September, 30 1995

                                       OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                               --------------    --------------

                         Commission file number 1-7210

                          REPUBLIC GROUP INCORPORATED
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    75-1155922
           --------                                    ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

  811 East 30th Avenue, Hutchinson, Kansas              67502-4341
  ----------------------------------------              ----------
(Address of principal executive offices)                (Zip code)

  Post Office Box 1307, Hutchinson, Kansas              67504-1307
  ----------------------------------------              ----------
           (Mailing Address)                            (Zip code)

                                  316-727-2700
                                 ---------------
              (Registrant's telephone number, including area code)

                            REPUBLIC GYPSUM COMPANY
                         -----------------------------
                                 (Former Name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X  .     No     .
                                               ----         ----
On October 31,1995, there were 10,570,694 shares of the registrant's Common Stock, $1.00 par value outstanding.

                         REPUBLIC GROUP INCORPORATED

                                  FORM 10-Q
                              Quarterly Report

                  For the Quarter Ended September 30, 1995


                       PART I.  FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Reference is made to pages 2 through 5 hereof which set forth certain consolidated financial statements of Registrant in accordance with Part I of Form 10-Q.

                 The consolidated financial statements include the accounts of the Registrant and its subsidiaries, Republic Paperboard Company, Halltown Paperboard Company, Republic Gypsum Company, Hollis & Eastern Railroad Company, Delta Roofing Mills, Inc. and LaPorte Minerals Corporation.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
Quarters Ended September 30, 1995 and 1994 (Unaudited)


                                                                                 1995                      1994
                                                                            --------------            --------------
 Gross sales  ____________________________________________                    $ 36,623,000             $  24,781,000


 Less freight and discounts  _____________________________                       4,351,000                 3,928,000
                                                                              ------------             -------------

 Net sales  ______________________________________________                      32,272,000                20,853,000

 Costs and expenses:
      Cost of sales  _____________________________________                      23,422,000                14,269,000
      Selling and administrative expenses ________________                       3,335,000                 2,220,000
                                                                              ------------             -------------
                                                                                26,757,000                16,489,000
                                                                              ------------             -------------

 Operating profit  _______________________________________                       5,515,000                 4,364,000


 Other income (expense), net  ____________________________                        (415,000)                   17,000
                                                                              ------------             -------------

 Income before income taxes ______________________________                       5,100,000                 4,381,000


 Provision for income taxes ______________________________                       1,932,000                 1,705,000
                                                                              ------------             -------------

 Net income   ____________________________________________                    $  3,168,000             $   2,676,000
                                                                              ============             =============



 Net income per share  ___________________________________                    $       0.30             $        0.25
                                                                              ============             =============


 Dividends per share  ____________________________________                    $        .06             $         .05
                                                                              ============             =============

See accompanying notes to consolidated financial statements.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
September 30, 1995 and June 30, 1995


                                                                                  September 30,            June 30,
 ASSETS                                                                              1995                    1995
                                                                                  ------------           ------------
                                                                                   (Unaudited)
 Current assets:

   Cash and cash equivalents _______________________________________              $  4,318,000           $  3,631,000
   Investments and marketable securities, at market  _______________                 4,450,000              2,500,000
   Accounts receivable, net ________________________________________                14,469,000             11,223,000
   Income tax refunds receivable  __________________________________                   177,000                177,000
   Inventories:

     Finished goods  _______________________________________________                 2,185,000              2,752,000
     Raw materials and supplies ____________________________________                 5,105,000              5,505,000
                                                                                  ------------           ------------
                                                                                     7,290,000              8,257,000
   Prepaid expenses  _______________________________________________                   328,000                491,000
   Deferred income taxes   _________________________________________                   749,000                749,000
                                                                                  ------------           ------------

     Total current assets  _________________________________________                31,781,000             27,028,000

 Property, plant and equipment, at cost  ___________________________               104,355,000            102,632,000
   Less accumulated depreciation, amortization
     and depletion  ________________________________________________                36,429,000             35,020,000
                                                                                  ------------           ------------
                                                                                    67,926,000             67,612,000

 Other assets  _____________________________________________________                   795,000                802,000
                                                                                  ------------           ------------
 Total assets  _____________________________________________________              $100,502,000           $ 95,442,000
                                                                                  ============           ============

 LIABILITIES AND STOCKHOLDERS' EQUITY


 Current liabilities:
   Accounts payable  _______________________________________________              $  7,185,000           $  7,441,000
   Accrued payroll and employee benefits  __________________________                 1,803,000              1,810,000
   Income tax payable  _____________________________________________                 2,027,000                 95,000
   Other current liabilities _______________________________________                 1,803,000              1,002,000

   Current portion of long-term debt                                                 3,160,000              3,160,000
                                                                                  ------------           ------------
     Total current liabilities  ____________________________________                15,978,000             13,508,000

 Long-term debt due after one year  ________________________________                24,840,000             24,840,000
 Deferred income taxes  ____________________________________________                 5,765,000              5,765,000

 Other long-term liabilities _______________________________________                   763,000                760,000

 Stockholders' equity:
   Common stock, $1 par value  _____________________________________                10,570,000             10,560,000
   Additional paid-in capital  _____________________________________                12,351,000             12,308,000

   Retained earnings  ______________________________________________                30,235,000             27,701,000
                                                                                  ------------           ------------

     Total stockholders' equity  ___________________________________                53,156,000             50,569,000
                                                                                  ------------           ------------
 Total liabilities and stockholders' equity  _______________________              $100,502,000           $ 95,442,000
                                                                                  ============           ============


See accompanying notes to consolidated financial statements.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
Quarters Ended September 30, 1995 and 1994 (Unaudited)


                                                                                    1995                    1994
                                                                               ---------------         ----------------
 Cash flows from operating activities:
   Net income  _____________________________________________________            $  3,168,000            $  2,676,000
   Adjustments to reconcile net income to net
     cash provided by operating activities:

     Depreciation, amortization and depletion   ____________________               1,409,000                 822,000
     Write down of property, plant and equipment   _________________                      --                  21,000
     Deferred income taxes  ________________________________________                      --                  44,000
     (Gain) loss on sale of assets   _______________________________                   4,000                  (1,000)
     Changes in current assets and liabilities:

       Accounts receivable  ________________________________________              (3,246,000)             (2,602,000)
       Inventories  ________________________________________________                 967,000                (500,000)
       Prepaid expenses  ___________________________________________                 163,000                  (8,000)
       Accounts payable and accrued liabilities ____________________                 538,000                 687,000
       Income taxes payable  _______________________________________               1,932,000               1,661,000

     Other non-current assets and liabilities ______________________                  10,000                  14,000
                                                                                ------------            ------------

   Net cash provided by operating activities  ______________________               4,945,000               2,814,000

 Cash flows from investing activities:

    Additions to property, plant and equipment  ____________________              (1,728,000)             (1,297,000)
    Purchases of investments  ______________________________________              (1,950,000)                     --
    Proceeds from sale of investments  _____________________________                      --                 500,000
    Other  _________________________________________________________                   1,000                   2,000
                                                                                ------------            ------------
    Net cash used by investing activities  _________________________              (3,677,000)               (795,000)


 Cash flows from financing activities:
    Dividends paid  ________________________________________________                (634,000)               (526,000)
    Stock options exercised  _______________________________________                  53,000                      --
                                                                                ------------            ------------
    Net cash provided (used) by financing
    activities  ____________________________________________________                (581,000)               (526,000)
                                                                                ------------            ------------


 Net increase in cash and cash equivalents  ________________________                 687,000               1,493,000

 Cash and cash equivalents at beginning of year ____________________               3,631,000                 910,000
                                                                                ------------            ------------


 Cash and cash equivalents at end of period ________________________            $  4,318,000            $  2,403,000
                                                                                ============            ============

See accompanying notes to consolidated financial statements.

REPUBLIC GROUP INCORPORATED
Notes to Consolidated Financial Statements
September 30, 1995 and 1994 (Unaudited)

(1) In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, to fairly present the Company's financial position as of September 30, 1995, and the results of operations and cash flows for the quarters ended September 30, 1995 and 1994. The operating results for the interim period are not necessarily indicative of the results to be expected for a full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K as of June 30, 1995.

(2) Per share computations are based on the weighted average number of common shares outstanding during each period. Earnings per common and common equivalent share, on a fully diluted basis, are substantially the same as primary earnings per share as presented. The number of shares used in the per share computations were 10,629,000 for the quarter ended September 30, 1995 and 10,592,000 for the comparable 1994 period.

(3) In connection with its preparations for a warehouse addition to its paperboard mill located in Commerce City, Colorado, a suburb of Denver, the Company discovered and has been investigating the presence of subsurface petroleum hydrocarbons. The Company retained an environmental consultant who concluded that fuel oil, jet fuel, and gasoline additives had migrated in the subsurface of the Company's property from an adjacent property. The Company and the adjacent property owner have jointly sponsored additional investigations and discussions between the parties continue. The Company has completed the construction of the warehouse addition under approval of the Colorado Department of Health. At this time, the Company has not ascertained the future liability, if any, of the above matter.

(4) Reclassification: Certain prior year balances may have been reclassified to conform with current year presentation.

(5) At September 30, 1995 the Company has commitments to purchase property, plant, and equipment totalling approximately $1,000,000.

(6) On June 30, 1995 the Company purchased substantially all of the assets of Halltown Paperboard Company, Halltown, West Virginia from Old Dominion Box Company for $26.2 million. The following unaudited pro forma information shows consolidated operating results for the period presented as though the Company's Halltown operations had been operating at the beginning of the period: Three Months Ended September 30, 1995 and 1994

                                                       1995                                 1994
                                        -----------------------------------------------------------------------
 Net sales                                        $  32,272,000                         $  24,511,000
 Net income                                           3,168,000                             2,796,000
 Net income per share                                       .30                                   .26
                                        -----------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Quarters ended September 30, 1995 and 1994. For the first quarter ended September 30, 1995, consolidated net income was $3,168,000 or $.30 per share on net sales of $32,272,000 compared to consolidated net income of $2,676,000 or $.25 per share on net sales of $20,853,000 in the 1994 quarter. Operating profits were up $1,151,000 or 26% from the 1994 quarter to the 1995 quarter.

         The increase in operating profits, the 55% increase in net sales and the 18% increase in net income were primarily due to the recent acquisition of Halltown Paperboard Company, Halltown, West Virginia, and improved recycled paperboard margins. The recycled paperboard segment experienced a 21% decrease in raw material costs, principally reclaimed paper fiber, during the September 1995 quarter from the June 1995 quarter. For example, old corrugated containers (OCC), one major grade of reclaimed paper raw material utilized in the production of recycled paperboard, had a published price of $165 per ton in June 1995. This fell to $70 per ton by September 1995. The same decrease in reclaimed paper fiber costs which benefited the operating margins of the recycled paperboard mills, to a lesser extent, adversely affected the margins of the reclaimed paper recycling operations. However, the opposite held true for the prior fiscal year ended June 30, 1995. Although the gypsum wallboard segment shipped 4% more this quarter compared to the same quarter last year, the segment experienced a reduction in operating margins mainly due to higher costs for gypsum facing paper, the major raw material used in the manufacture of gypsum wallboard. A slight decrease in delivered net selling prices of gypsum wallboard from the June 1995 quarter also affected margins. Selling and administrative expenses were 10% of net sales, decreasing slightly from the September 1994 quarter.

         Declining reclaimed paper costs during the September 1995 quarter likely will result in decreases in selling prices for recycled paperboard during the quarter ended December 31, 1995. The impact of such decreases during the December quarter will depend on the net relationship between declines in paperstock costs and decreases in selling prices. During fiscal 1995, per ton margins between net selling prices and raw materials costs were below historical levels during most of the year as selling price increases lagged rises in reclaimed paper fiber costs. The recent declines in paperstock costs may provide an opportunity to reestablish per ton margins between selling prices and raw material costs at or near historical levels, despite decreases in selling prices.

Environmental Matters

         In connection with its preparations for a warehouse addition to its paperboard mill located in Commerce City, Colorado, a suburb of Denver, the Company discovered and has been investigating the presence of subsurface petroleum hydrocarbons. The Company retained an environmental consultant who concluded that fuel oil, jet fuel, and gasoline additives had migrated in the subsurface of the Company's property from an adjacent property. The Company and the adjacent property owner have jointly sponsored additional investigations and discussions between the parties continue. The Company has completed the construction of the warehouse addition under approval of the Colorado Department of Health. At this time, the Company has not ascertained the future liability, if any, of the above matter.

Liquidity and Capital Resources

         The following is a summary of certain financial statistics related to the liquidity of the Company at September 30, 1995, and at June 30, 1995.

                                                              September 30,                  June 30,
                                                                  1995                         1995
                                                             -------------                 -------------
 Working Capital                                              $ 15,803,000                  $ 13,520,000
 Current Ratio                                                   2.0:1                         2.0:1
 Cash and investments                                         $  8,768,000                  $  6,131,000
 Long-term debt (including current portion)                   $ 28,000,000                  $ 28,000,000

         The Company obtained a $28,000,000 term loan from a commercial bank for the purchase of Halltown Paperboard Company pursuant to a loan agreement dated June 30, 1995. The term loan is to be repaid in semiannual installments over the next seven years maturing in 2002. At the same time, the Company entered into a two year, $7.0 million revolving credit facility, which is renewable every year for an additional year. To date, no amounts have been borrowed against the credit facility which expires June 30, 1997. Both the term loan and the revolving credit facility bear interest at a London Interbank Offered Rate plus an agreed upon margin. The agreed upon margin, which may range from 75 to 175 basis points for the term loan and 50 to 150 basis points for the revolving credit facility, is to be established annually based upon the Company's coverage of fixed charges. Management believes that cash and investments, and internally generated funds, supplemented as needed by advances under the working capital line of credit, will be sufficient to meet the Company's short-term working capital requirements.

         The Board of Directors of the Company has approved budgeted capital expenditures of $9.4 million for fiscal 1996. Cash provided by operations and existing cash balances should be sufficient to fund these expenditures.

         On October 26, 1995, the Board of Directors of the Company declared a quarterly cash dividend of $ .075 per share on its outstanding common stock to be paid on December 15, 1995, to stockholders of record on November 30, 1995. The dividend payment will amount to approximately $792,000 and will be paid from existing cash balances.

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

Item 4.          Submission of Matters to a Vote of Security Holders

                 The Company held its annual Meeting of Stockholders on October 26, 1995. At the meeting, the stockholders elected management's nine (9) nominees for the Board of Directors and adopted an amendment to the Company's Certificate of Incorporation changing the Company's Corporate name from Republic Gypsum Company to "Republic Group Incorporated". The votes on the name change amendment and the names of the persons elected to the Board including the votes cast for, the votes withheld and broker non- votes with respect to each submitted item are set forth below:

                           Votes                    Votes            Broker
                            For                    Withheld         Non-Votes
                          -------                  --------         ---------
Phil Simpson              9,347,933                 29,599              0
Stephen L. Gagnon         9,345,933                 31,599              0
Bert A. Nelson            9,343,760                 33,772              0
Talbot Rain               9,240,968                136,564              0
Gerald L. Ray             9,341,035                 36,497              0
Robert F. Sexton          9,346,165                 31,367              0
David P. Simpson          9,308,231                 69,301              0
L. L. Wallace             9,290,642                 86,890              0
David B. Yarbrough        9,296,062                 81,470              0
Name Change Amendment     9,022,803                354,729              0

Item 5.          Other Information

                 Not applicable.

Item 6.          Exhibits and Reports on Form 8-K.

                 (3a) Amended and Restated Certificate of Incorporation of the Company.

                 Exhibit 27     Article 5 of Regulation S-X - Financial Data
                 Schedule.

                 Reports on Form 8-K. The Company filed a form 8-K, dated July 17, 1995, stating that on June 30, 1995, the Company acquired substantially all the assets of Halltown Paperboard Company, Halltown, West Virginia. The form 8-K includes Item 2, Acquisition or Disposition of Assets, and Item 7, Pro Forma Financial Information (and Exhibits) in support of Item 2 and the audited financials of Halltown Paperboard Company.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 REPUBLIC GROUP INCORPORATED


November 9, 1995                 /s/ Doyle R. Ramsey
                                 ------------------------------
                                 Doyle R. Ramsey
                                 Vice President and Chief
                                 Financial Officer



November 9, 1995                 /s/ John W. McCracken
                                 ------------------------------
                                 John W. McCracken
                                 Controller and Principal
                                 Accounting Officer

                               INDEX TO EXHIBITS


Exhibit                         Description
-------                         -----------
 (3a)                Amended and Restated Certificate of Incorporation

  27                 Financial Data Schedule