Form 10-Q
period 1995-12-31
REPUBLIC GYPSUM CO
filed 1996-02-02
CIK 83226

                                  FORM 10-Q

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                         ---------------------------

  (Mark One)
     /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1995

                                       OR

     / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from . . . . . . . . . . . .  to  . . . . . . . . .

                         Commission file number 1-7210

                          REPUBLIC GROUP INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                               DELAWARE                                                75-1155922
                               --------                                                ----------
 (State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

               811 East 30th Avenue, Hutchinson, Kansas                                67502-4341
               ----------------------------------------                                ----------
               (Address of principal executive offices)                                (Zip code)

               Post Office Box 1307, Hutchinson, Kansas                                67504-1307
               ----------------------------------------                                ----------
                           (Mailing Address)                                           (Zip code)

                                 316-727-2700
                                 ------------
             (Registrant's telephone number, including area code)


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

On December 31, 1995, there were 10,577,491 shares of the registrant's Common Stock, $1.00 par value outstanding.

                         REPUBLIC GROUP INCORPORATED

                                  FORM 10-Q
                              Quarterly Report

                   For the Quarter Ended December 31, 1995


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

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
Quarters Ended December 31, 1995 and 1994 (Unaudited)


                                                                                    1995                      1994
                                                                               -------------             -------------
 Gross sales               ........................................            $  33,955,000             $  26,297,000


 Less freight and discounts           .............................                4,227,000                 3,951,000
                                                                               -------------             -------------

 Net sales               ..........................................               29,728,000                22,346,000

 Costs and expenses:
      Cost of sales            ....................................               19,144,000                15,251,000
      Selling and administrative expenses        ..................                3,350,000                 2,272,000
                                                                               -------------             -------------
                                                                                  22,494,000                17,523,000
                                                                               -------------             -------------

 Operating profit             .....................................                7,234,000                 4,823,000


 Other income (expense), net           ............................                 (351,000)                   42,000
                                                                               -------------             -------------

 Income before income taxes            ............................               6,883,000                  4,865,000


 Provision for income taxes           .............................                2,753,000                 2,019,000
                                                                               -------------             -------------

 Net income               .........................................            $   4,130,000             $   2,846,000
                                                                               =============             =============



 Net income per share             .................................            $        0.39             $        0.27
                                                                               =============             =============


 Dividends per share             ..................................            $        .075             $         .06
                                                                               =============             =============


See accompanying notes to consolidated financial statements.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended December 31, 1995 and 1994 (Unaudited)


                                                                                    1995                      1994
                                                                                ------------              ------------
 Gross sales               ........................................             $ 70,578,000              $ 51,078,000


 Less freight and discounts           .............................                8,578,000                 7,879,000
                                                                                ------------              ------------

 Net sales               ..........................................               62,000,000                43,199,000

 Costs and expenses:
      Cost of sales            ....................................               42,566,000                29,528,000
      Selling and administrative expenses        ..................                6,685,000                 4,492,000
                                                                                ------------              ------------
                                                                                  49,251,000                34,020,000
                                                                                ------------              ------------

 Operating profit             .....................................               12,749,000                 9,179,000


 Other income (expense), net           ............................                 (766,000)                   66,000
                                                                                ------------              ------------

 Income before income taxes            ............................               11,983,000                 9,245,000


 Provision for income taxes           .............................                4,685,000                 3,723,000
                                                                                ------------              ------------

 Net income               .........................................             $  7,298,000              $  5,522,000
                                                                                ============              ============



 Net income per share             .................................             $        .69              $       0.52
                                                                                ============              ============


 Dividends per share             ..................................             $       .135              $        .11
                                                                                ============              ============


See accompanying notes to consolidated financial statements.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
December 31, 1995 and June 30, 1995


                                                                                 December 31,             June 30,
 ASSETS                                                                             1995                    1995
                                                                                --------------          -------------
                                                                                 (Unaudited)
 Current assets:

   Cash and cash equivalents       .................................            $    6,145,000          $   3,631,000
   Investments and marketable securities, at market  ...............                 5,425,000              2,500,000
   Accounts receivable, net       ..................................                11,472,000             11,223,000
   Income tax refunds receivable      ..............................                   101,000                177,000
   Inventories:
     Finished goods        .........................................                 2,203,000              2,752,000
     Raw materials and supplies     ................................                 5,106,000              5,505,000
                                                                                --------------          -------------
                                                                                     7,309,000              8,257,000
   Prepaid expenses         ........................................                   375,000                491,000
   Net assets held for sale     ....................................                    26,000                     --
   Deferred income taxes       .....................................                   749,000                749,000
                                                                                --------------          -------------
     Total current assets     ......................................                31,602,000             27,028,000

 Property, plant and equipment, at cost    .........................               106,343,000            102,632,000
   Less accumulated depreciation, amortization
     and depletion       ...........................................                37,809,000             35,020,000
                                                                                --------------          -------------

                                                                                    68,534,000             67,612,000
 Other assets         ..............................................                   791,000                802,000
                                                                                --------------          -------------
 Total assets         ..............................................            $  100,927,000          $  95,442,000
                                                                                ==============          =============
 LIABILITIES AND STOCKHOLDERS' EQUITY


 Current liabilities:
   Accounts payable         ........................................            $    5,872,000          $   7,441,000
   Accrued payroll and employee benefits     .......................                 2,056,000              1,810,000
   Income tax payable        .......................................                 1,828,000                 95,000
   Other current liabilities    ....................................                 1,634,000              1,002,000
   Current portion of long-term debt                                                 3,280,000              3,160,000
                                                                                --------------          -------------
     Total current liabilities    ..................................                14,670,000             13,508,000

 Long-term debt due after one year      ............................                23,170,000             24,840,000
 Deferred income taxes         .....................................                 5,765,000              5,765,000
 Other long-term liabilities     ...................................                   764,000                760,000

 Stockholders' equity:
   Common stock, $1 par value        ...............................                10,579,000             10,560,000
   Additional paid-in capital     ..................................               12,407, 000             12,308,000
   Retained earnings        ........................................               33, 572,000             27,701,000
                                                                                --------------          -------------

     Total stockholders' equity     ................................                56,558,000             50,569,000
                                                                                --------------          -------------
 Total liabilities and stockholders' equity  .......................            $  100,927,000          $  95,442,000
                                                                                ==============          =============




See accompanying notes to consolidated financial statements.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 1995 and 1994 (Unaudited)


                                                                                    1995                     1994
                                                                                ------------             -----------
 Cash flows from operating activities:
   Net income             ..........................................            $  7,298,000             $ 5,522,000
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation, amortization and depletion     ..................               2,879,000               1,658,000
     Write down of property, plant and equipment     ...............                      --                  20,000
     Deferred income taxes         .................................                      --                  44,000
     Loss on sale of assets          ...............................                   2,000                   8,000
     Changes in current assets and liabilities:
       Accounts receivable        ..................................                (249,000)             (1,706,000)
       Income tax refunds receivable                                                  76,000                     --
       Inventories         .........................................                 948,000              (1,102,000)
       Prepaid expenses        .....................................                 116,000                (109,000)
       Accounts payable and accrued liabilities   ..................                (691,000)              1,216,000
       Income taxes payable        .................................               1,733,000                 460,000
     Other assets and liabilities     ..............................                  11,000                  29,000
                                                                                ------------             -----------

   Net cash provided by operating activities    ....................              12,123,000               6,040,000


 Cash flows from investing activities:
    Additions to property, plant and equipment     .................             (3,996, 000)             (2,729,000)
    Proceeds from sale of property, plant and equipment  ...........                 168,000                      --
    Purchases of investments        ................................              (2,950,000)               (500,000)
    Proceeds from sale of investments      .........................                  25,000                 500,000
    Other            ...............................................                   3,000                      --
                                                                                ------------             -----------

   Net cash used by investing activities     .......................             (6,750, 000)             (2,729,000)

 Cash flows from financing activities:
    Dividends paid           .......................................              (1,427,000)             (1,160,000)
    Reduction of long-term debt       ..............................              (1,550,000)                     --
    Stock options exercised        .................................                 118,000                  76,000
                                                                                ------------             -----------
    Net cash used by financing
    activities          ............................................              (2,859,000)             (1,084,000)
                                                                                ------------             -----------


 Net increase in cash and cash equivalents      ....................               2,514,000               2,227,000

 Cash and cash equivalents at beginning of year     ................               3,631,000                 910,000
                                                                                ------------             -----------

 Cash and cash equivalents at end of period      ...................            $  6,145,000             $ 3,137,000
                                                                                ============             ===========



See accompanying notes to consolidated financial statements.

REPUBLIC GROUP INCORPORATED
Notes to Consolidated Financial Statements
December 31, 1995 and 1994 (Unaudited)

(1) In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, to fairly present the Company's financial position as of December 31, 1995, and the results of operations and cash flows for the periods ended December 31, 1995 and 1994. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K as of June 30, 1995.

(2) Per share computations are based on the weighted average number of common shares outstanding during each period. Earnings per common and common equivalent share, on a fully diluted basis, are substantially the same as primary earnings per share as presented. The number of shares used in the per share computations were 10,666,000 and 10,647,000 for the three month and six month periods ended December 31, 1995 and 10,602,000 and 10,590,000 for the comparable 1994 periods.

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

(5) On June 30, 1995 the Company purchased substantially all of the assets of Halltown Paperboard Company, Halltown, West Virginia from Old Dominion Box Company for $26.2 million. The following unaudited pro forma information shows consolidated operating results for the period presented as though the Company's Halltown operations had been operating at the beginning of the period:

 Six Months Ended December 31, 1995 and 1994                                      1995                      1994
----------------------------------------------------------------------------------------------------------------
 Net sales                                                                 $62,000,000               $55,273,000
 Net income                                                                  7,298,000                 5,735,000
 Net income per share                                                              .69                       .54
----------------------------------------------------------------------------------------------------------------

(6) Subsequent Event: On January 23, 1996, the Company declared a cash dividend of $.075 per share payable to the stockholders of record on February 29, 1996 to be paid on March 15, 1996. Dividend payments of approximately $793,000 will be paid out of existing cash balances.

(7) Income Taxes: The provisions for income taxes are based on estimated annual effective tax rates, which differ from the federal statutory rates principally due to state income taxes and certain non-deductible expenses. These estimates are updated quarterly.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation

    Quarters Ended December 31, 1995 and 1994. Consolidated net income for the second quarter ended December 31, 1995 was $4,130,000 or $.39 per share on net sales of $29,728,000 compared to net income of $2,846,000 or $.27 per share on net sales of $22,346,000 for the same quarter one year ago. The 33% increase in quarterly consolidated net sales and 45% increase in net income were primarily attributable to a 54% increase in shipments of recycled paperboard coupled with a 13% increase in net selling prices of recycled paperboard products.

    Operating profits were $7,234,000 for the quarter ended December 31, 1995 compared to $4,823,000 in 1994. The acquisition of Halltown Paperboard Company in June of 1995 significantly contributed to the increases in consolidated net income, sales, and operating profits. Halltown Paperboard Company accounted for approximately four-fifths of the increase in recycled paperboard shipments from quarter to quarter. The five-year capital expansion program begun in 1992 to increase the capacity of the Company's Hutchinson, Kansas and Commerce City, Colorado recycled paperboard mills by approximately one-third also contributed favorably to the improved results.

    The Company's recycled paperboard mills experienced an 8% reduction in variable raw material costs on a per unit basis in the quarter ended December 31, 1995 from the 1994 quarter. This reduction was primarily attributable to lower recovered paper fiber costs. Lower recovered paper fiber prices negatively impacted the operating results of the Company's recycling centers.

    The gypsum wallboard segment operated at near capacity during the quarter just ended. Shipments were 4% greater than in the same quarter of 1994. Net selling prices of delivered gypsum wallboard products were relatively stable from quarter to quarter.

    Six Months Ended December 31, 1995 and 1994.   Consolidated net income for
the six months ended December 31, 1995 was $7,298,000 or $.69 per share on net sales of $62,000,000, as compared to consolidated net income of $5,522,000 or $.52 per share on net sales of $43,199,000 for the same period in 1994.

    Operating profits were $12,749,000 for the six months ended December 31, 1995 and $9,179,000 in operating profits for the comparable period in 1994. The 19.5% operating margin realized in the recycled paperboard segment approximated the historical average for that segment prior to last fiscal year when margins were severely restricted due to a sharp rise in reclaimed paper costs.

    The causes for the 32% increase in consolidated net income and 44% increase in net sales were similar to those stated for the quarterly improvements. Shipments of recycled paperboard were 56% higher during the 1995 period than the comparable period of 1994. The year to date average net selling price for recycled paperboard was 22% higher in 1995 than 1994, however, raw material costs at the Company's recycled paperboard mills also were 19% higher during the six months ended December 31, 1995 due to higher recovered paper fiber costs.

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


Liquidity and Capital Resources

         The following is a summary of certain financial statistics related to the liquidity of the Company at December 31, 1995, and at June 30, 1995.

                                                              December 31,                    June 30,
                                                                  1995                          1995
                                                              ------------                  ------------
 Working Capital                                              $ 16,932,000                  $ 13,520,000
 Current Ratio                                                    2.2:1                         2.0:1
 Cash and investments                                         $ 11,570,000                  $  6,131,000
 Long-term debt (including current portion)                   $ 26,450,000                  $ 28,000,000

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

         The Board of Directors of the Company approved budgeted capital expenditures of $9.4 million for fiscal 1996. Cash provided by operations and existing cash balances should be sufficient to fund these expenditures.

         On January 23, 1996, the Board of Directors of the Company declared a quarterly cash dividend of $.075 per share on its outstanding common stock to be paid on March 15, 1996, to stockholders of record on February 29, 1996. The dividend payment will total approximately $793,000 and will be paid from existing cash balances.

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

             Not applicable.

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

                                                   REPUBLIC GROUP INCORPORATED


January 26, 1996                                   /s/ Doyle R. Ramsey
                                                   ---------------------------
                                                   Doyle R. Ramsey
                                                   Vice President and Chief
                                                   Financial Officer



January 26, 1996                                   /s/ John W. McCracken
                                                   ---------------------------
                                                   John W. McCracken
                                                   Controller and Principal
                                                   Accounting Officer

                               INDEX TO EXHIBITS



Exhibit                                    Description
-------                                    -----------
  27                              Financial Data Schedule