Form 10-Q
period 1996-03-31
REPUBLIC GYPSUM CO
filed 1996-05-08
CIK 83226

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                          ---------------------------

   (Mark One)

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

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
                                              -----              -----

On March 31, 1996, there were 10,605,603 shares of the registrant's Common Stock, $1.00 par value outstanding.

                          REPUBLIC GROUP INCORPORATED

                                   FORM 10-Q
                                Quarterly Report

                      For the Quarter Ended March 31, 1996


                         PART I.  FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Reference is made to pages 2 through 6 hereof which set forth certain consolidated financial statements of Registrant in accordance with Part I of Form 10-Q.

                 The consolidated financial statements include the accounts of the Registrant and its subsidiaries, Republic Paperboard Company, Halltown Paperboard Company, Republic Gypsum Company, Hollis & Eastern Railroad Company, Delta Roofing Mills, Inc. and LaPorte Minerals Corporation.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
Quarters Ended  March 31, 1996 and 1995 (Unaudited)


                                                                                  1996                       1995
                                                                               ------------              ------------
Gross sales                _______________________________________             $ 33,860,000              $ 30,881,000

Less freight and discounts           _____________________________                4,674,000                 4,350,000
                                                                               ------------              ------------

Net sales               __________________________________________               29,186,000                26,531,000

Costs and expenses:
    Cost of sales             ____________________________________               18,407,000                18,671,000
    Selling and administrative expenses         __________________                3,504,000                 2,596,000
                                                                               ------------              ------------
                                                                                 21,911,000                21,267,000
                                                                               ------------              ------------

Operating profit             _____________________________________                7,275,000                 5,264,000

Other income (expense), net           ____________________________                 (365,000)                   54,000
                                                                               ------------              ------------

Income before income taxes            ____________________________                6,910,000                 5,318,000

Provision for income taxes           _____________________________                2,752,000                 2,086,000
                                                                               ------------              ------------

Net income               _________________________________________             $  4,158,000              $  3,232,000
                                                                               ============              ============


Net income per share             _________________________________             $       0.39              $       0.30
                                                                               ============              ============


Dividends per share             __________________________________             $       .075              $        .06
                                                                               ============              ============


See accompanying notes to consolidated financial statements.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended March  31, 1996 and 1995 (Unaudited)


                                                                                  1996                      1995
                                                                               ------------              ------------
Gross sales               ________________________________________            $ 104,438,000              $ 81,959,000

Less freight and discounts           _____________________________               13,252,000                12,229,000
                                                                              -------------              ------------

Net sales               __________________________________________               91,186,000                69,730,000

Costs and expenses:
    Cost of sales             ____________________________________               60,973,000                48,191,000
    Selling and administrative expenses         __________________               10,189,000                 7,088,000
                                                                              -------------              ------------
                                                                                 71,162,000                55,279,000
                                                                              -------------              ------------

Operating profit             _____________________________________               20,024,000                14,451,000

Other income (expense), net           ____________________________               (1,131,000)                  112,000
                                                                              -------------              ------------

Income before income taxes            ____________________________               18,893,000                14,563,000

Provision for income taxes           _____________________________                7,437,000                 5,809,000
                                                                              -------------              ------------

Net income               _________________________________________            $  11,456,000              $  8,754,000
                                                                              =============              ============


Net income per share             _________________________________            $        1.08              $       0.83
                                                                              =============              ============


Dividends per share             __________________________________            $         .21              $        .17
                                                                              =============              ============


See accompanying notes to consolidated financial statements.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
March 31, 1996 and June 30, 1995


                                                                                 March 31,               June 30,
ASSETS                                                                             1996                    1995
                                                                              --------------           -------------
                                                                               (Unaudited)
Current assets:
  Cash and cash equivalents       _________________________________           $    1,423,000           $   3,631,000
  Investments and marketable securities, at market  _______________               12,625,000               2,500,000
  Accounts receivable, net       __________________________________               12,221,000              11,223,000
  Income tax refunds receivable      ______________________________                   43,000                 177,000
  Inventories:
    Finished goods        _________________________________________                2,315,000               2,752,000
    Raw materials and supplies     ________________________________                5,269,000               5,505,000
                                                                              --------------           -------------
                                                                                   7,584,000               8,257,000
  Prepaid expenses         ________________________________________                  344,000                 491,000
  Net assets held for sale     ____________________________________                   26,000                     --
  Deferred income taxes       _____________________________________                  749,000                 749,000
                                                                              --------------           -------------
    Total current assets     ______________________________________               35,015,000              27,028,000

Property, plant and equipment, at cost    _________________________              108,332,000             102,632,000
  Less accumulated depreciation, amortization
    and depletion       ___________________________________________               39,325,000              35,020,000
                                                                              --------------           -------------
                                                                                  69,007,000              67,612,000
Other assets         ______________________________________________                  753,000                 802,000
                                                                              --------------           -------------
Total assets         ______________________________________________           $  104,775,000           $  95,442,000
                                                                              ==============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable         ________________________________________           $    5,293,000           $   7,441,000
  Accrued payroll and employee benefits     _______________________                2,860,000               1,810,000
  Income tax payable        _______________________________________                1,375,000                  95,000
  Other current liabilities    ____________________________________                2,006,000               1,002,000
  Current portion of long-term debt                                                3,280,000               3,160,000
                                                                              --------------           -------------
    Total current liabilities    __________________________________               14,814,000              13,508,000

Long-term debt due after one year      ____________________________               23,170,000              24,840,000
Deferred income taxes         _____________________________________                6,030,000               5,765,000
Other long-term liabilities     ___________________________________                  762,000                 760,000

Stockholders' equity:
  Common stock, $1 par value        _______________________________               10,606,000              10,560,000
  Additional paid-in capital     __________________________________               12,458,000              12,308,000
  Retained earnings        ________________________________________               36,935,000              27,701,000
                                                                              --------------           -------------

    Total stockholders' equity     ________________________________               59,999,000              50,569,000
                                                                              --------------           -------------
Total liabilities and stockholders' equity  _______________________           $  104,775,000           $  95,442,000
                                                                              ==============           =============


See accompanying notes to consolidated financial statements.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 1996 and 1995 (Unaudited)


                                                                                  1996                    1995
                                                                            ---------------          --------------
Cash flows from operating activities:
  Net income            ___________________________________________         $    11,456,000          $    8,754,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, amortization and depletion    ___________________               4,521,000               2,561,000
    Deferred income taxes         _________________________________                 265,000                (175,000)
    Loss on sale of assets       __________________________________                  63,000                  29,000
    Changes in current assets and liabilities:
      Accounts receivable        __________________________________                (998,000)             (4,480,000)
      Income tax refunds receivable       _________________________                 134,000                  76,000
      Inventories         _________________________________________                 673,000              (1,134,000)
      Prepaid expenses        _____________________________________                 147,000                  45,000
      Accounts payable and accrued liabilities   __________________                 (94,000)              4,235,000
      Income tax payable           ________________________________               1,280,000               1,052,000
    Other non-current assets and liabilities  _____________________                  25,000                 (17,000)
                                                                            ---------------          --------------

  Net cash provided by operating activities    ____________________              17,472,000              10,946,000

Cash flows from investing activities:
   Additions to property, plant and equipment     _________________              (6,204,000)             (5,975,000)
   Proceeds from sale of property, plant and equipment   __________                 224,000                      --
   Purchases of investments         _______________________________             (14,550,000)             (1,500,000)
   Proceeds from sale of investments      _________________________               4,425,000                 500,000
   Other            _______________________________________________                   1,000                      --
                                                                            ---------------          --------------

   Net cash used by investing activities    _______________________             (16,104,000)             (6,975,000)

Cash flows from financing activities:
   Dividends paid           _______________________________________              (2,222,000)             (1,793,000)
   Reduction of long-term debt        _____________________________              (1,550,000)                     --
   Stock options exercised          _______________________________                 196,000                 111,000
                                                                            ---------------          --------------
   Net cash used by financing
   activities          ____________________________________________              (3,576,000)             (1,682,000)
                                                                            ---------------          --------------

Net increase (decrease) in cash and cash
equivalents_____________________                                                 (2,208,000)              2,289,000

Cash and cash equivalents at beginning of year     ________________               3,631,000                 910,000
                                                                            ---------------          --------------

Cash and cash equivalents at end of period      ___________________         $     1,423,000          $    3,199,000
                                                                            ===============          ==============


See accompanying notes to consolidated financial statements.

REPUBLIC GROUP INCORPORATED
Notes to Consolidated Financial Statements
March 31, 1996 and 1995 (Unaudited)

(1) In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, to fairly present the Company's financial position as of March 31, 1996, and the results of operations and cash flows for the periods ended March 31, 1996 and 1995. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K as of June 30, 1995.

(2) Per share computations are based on the weighted average number of common shares outstanding during each period. Net income per common and common equivalent share, on a fully diluted basis, is substantially the same as primary earnings per share as presented. The number of shares used in the per share computations were 10,681,000 and 10,656,000 for the three month and nine month periods ended March 31, 1996 and 10,633,000 and 10,604,000 for the comparable 1995 periods.

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

(4) Reclassification: Certain prior year balances have been reclassified to conform with current year presentation.

(5) On June 30, 1995, the Company purchased substantially all of the assets of Halltown Paperboard Company, Halltown, West Virginia from Old Dominion Box Company for $26.2 million. The following unaudited pro forma information shows consolidated operating results for the period presented as though the Company's Halltown operations had been operating at the beginning of the period:

Nine Months Ended March 31, 1996 and 1995                                        1996                     1995
- --------------------------------------------------------------------------------------------------------------
Net sales                                                                 $91,186,000              $88,169,000
Net income                                                                 11,456,000                9,590,000
Net income per share                                                             1.08                      .90
- --------------------------------------------------------------------------------------------------------------


(6) Subsequent Event: On April 30, 1996, the Company declared a cash dividend of $.075 per share payable to the stockholders of record on May 30, 1996 to be paid on June 15, 1996. Dividend payments of approximately $795,000 will be paid out of existing cash balances.

(7) Income Taxes: The provisions for income taxes are based on estimated annual effective tax rates, which differ from the federal statutory rates principally due to state income taxes and certain non-deductible expenses. These estimates are updated quarterly.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Quarters Ended March 31, 1996 and 1995. Consolidated net income for the third quarter ended March 31, 1996 was $4,158,000 or $.39 per share on net sales of $29,186,000 compared to net income of $3,232,000 or $.30 per share on net sales of $26,531,000 for the same quarter of 1995. The Company experienced a 10% increase in net sales and a 29% improvement in net income in the quarter from last year. Shipments of recycled paperboard increased 35% and shipments of wallboard 6% during the 1996 quarter from the 1995 quarter.

         In the quarter just ended, operating profits were $7,275,000 compared to $5,264,000 in 1995. Operating margins for both segments of the Company were above historical averages. The consolidated average operating margin for the quarter just ended equaled 25%. The increase in net sales was primarily attributable to the acquisition of Halltown Paperboard Company in June of 1995. Principal factors contributing to the improvement in consolidated net income for the quarter were increased sales, a decline in reclaimed paper raw material costs, and lower utilities costs. Both segments of the Company operated at near capacity during the quarter.

         Nine Months Ended March 31, 1996 and 1995. Consolidated net income for the nine months ended March 31, 1996 was 11,456,000 or $1.08 per share on net sales of $91,186,000. This compares favorably to the $8,754,000 or $.83 earned on net sales of $69,730,000 for the same period last year. Earnings of $1.08 per share year-to-date nearly equals the $1.10 earned during all of fiscal year 1995.

         Operating profits were $20,024,000 for the nine months ended March 31, 1996 and $14,451,000 for the comparable 1995 period. Average operating margins realized year-to-date for both segments were above historical averages just as they were in the quarterly results.

         The causes for the identical 31% increases in both net income and net sales for the nine months just ended compared to the same period last year were similar to those outlined for the quarter. Shipments of recycled paperboard were up 48%, and gypsum wallboard 4%, during the 1996 period over the comparable period in 1995. The increase in recycled paperboard shipments was primarily attributable to Halltown Paperboard Company. Selling prices of recycled paperboard were 14% higher, whereas net selling prices of gypsum wallboard were basically unchanged from 1995 to 1996. The cost of raw materials used in the production of recycled paperboard, principally reclaimed paper fiber, was down 10% from year to year.

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

Liquidity and Capital Resources

         The following is a summary of certain financial statistics related to the liquidity of the Company at March 31, 1996, and at June 30, 1995.

                                                               March 31,                      June 30,
                                                                 1996                          1995
                                                             -------------                 -------------
Working Capital                                               $ 20,201,000                  $ 13,520,000
Current Ratio                                                    2.4:1                         2.0:1
Cash and investments                                          $ 14,048,000                  $  6,131,000
Long-term debt (including current portion)                    $ 26,450,000                  $ 28,000,000

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

         On April 30, 1996, the Board of Directors of the Company declared a quarterly cash dividend of $.075 per share on its outstanding common stock to be paid on June 15, 1996, to stockholders of record on May 30, 1996. The dividend payment will total approximately $795,000 and will be paid from existing cash balances.

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


                                           REPUBLIC GROUP INCORPORATED


May 8, 1996                                /s/ Doyle R. Ramsey
                                           ----------------------------------
                                           Doyle R. Ramsey
                                           Vice President and Chief
                                           Financial Officer



May 8, 1996                                /s/ John W. McCracken
                                           ----------------------------------
                                           John W. McCracken
                                           Controller and Principal
                                           Accounting Officer

                               INDEX TO EXHIBITS



Exhibit                                    Description
- ---------                                  -----------

  27                              Financial Data Schedule