Form 10-K
period 1996-06-30
REPUBLIC GROUP INC
filed 1996-09-19
CIK 83226

================================================================================
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                           ------------------------
                                  Form 10-K
                           ------------------------

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                      OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 9134 (NO FEE REQUIRED)
   For the transition period from ___________________ to __________________
                        COMMISSION FILE NUMBER 1-7210



                         REPUBLIC GROUP INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                           DELAWARE
(State or other jurisdiction of incorporation or organization)
       811 EAST 30TH AVENUE, HUTCHINSON, KANSAS                      67502-4341
       (Address of principal executive offices)                      (Zip Code)
       POST OFFICE BOX 1307, HUTCHINSON, KANSAS                      67504-1307
                    (Mailing Address)                                (Zip Code)


                                  75-1155922
                     (I.R.S. Employer Identification No.)

     Registrant's telephone number, including area code:  (316) 727-2700

         Securities registered pursuant to Section 12(b) of the Act:



         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------           -----------------------------------------
    COMMON STOCK, $1.00 PAR VALUE              NEW YORK STOCK EXCHANGE, INC.
 COMMON STOCK SHARE PURCHASE RIGHTS            NEW YORK STOCK EXCHANGE, INC.


         Securities registered pursuant to Section 12(g) of the Act:
                                     NONE
                               (Title of Class)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.              [x] YES     [ ] NO

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO
THIS FORM 10-K.                                                    [X]

ON AUGUST 30, 1996, THERE WERE 10,615,062 SHARES OF THE REGISTRANT'S COMMON STOCK AND COMMON STOCK SHARE PURCHASE RIGHTS OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT (BASED UPON THE CLOSING PRICE) ON AUGUST 30, 1996, WAS APPROXIMATELY $145,957,102.

                     DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE 1996 ANNUAL STOCKHOLDERS' MEETING ARE INCORPORATED BY REFERENCE INTO PARTS III AND IV.


================================================================================

                          REPUBLIC GROUP INCORPORATED

                                   FORM 10-K

                                 ANNUAL REPORT
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Republic Group Incorporated (the "Company") was incorporated in Delaware in August of 1961, as Republic Gypsum Company. The stockholders of the Company approved a change of corporate name on October 26, 1995. Regular operations began at its gypsum wallboard manufacturing plant in Duke, Oklahoma in January 1965. References to the Company herein, unless the context requires otherwise, include Republic Group Incorporated and its subsidiaries.

         The Company manufactures and sells 100% recycled paperboard, reclaimed paper fiber, and gypsum wallboard. The Company sells recycled paperboard to converter customers that manufacture composite cans, cores, tubes and other consumer and industrial packaging products. The Company also uses its recycled paperboard as a raw material in the production of its own gypsum wallboard, as well as selling gypsum-grade paperboard to other gypsum wallboard manufacturers. Reclaimed paper fiber is a raw material sold to and used by other recycled paper and paperboard mills as well as the Company's mills. It is the principal component used in the production of recycled paper and recycled paperboard. Gypsum wallboard is a primary building material used by the residential and commercial construction industries.

         The strategic direction of the Company began shifting to the recycled paperboard industry when, in December 1983, the Company purchased two recycled paperboard mills to diversify and to ensure a supply of quality gypsum-grade paperboard for its gypsum wallboard operations. During 1994, the Company purchased two paper recycling centers in Kansas City, Missouri and Topeka, Kansas. During fiscal 1996, the Company started a greenfield paper recycling production operation in Denver, Colorado. These facilities ensure additional supplies of paper fiber for its paperboard mills. On June 30, 1995, the Company purchased from Old Dominion Box Company substantially all of the operating assets of Halltown Paperboard Company, Halltown, West Virginia. The acquisition of Halltown furthered the Company's strategic objective to add new operations which will complement its current business. Because Halltown does not make paperboard for the gypsum wallboard industry, the facility strengthens the portion of the Company's recycled paperboard operations that targets manufacturers of consumer and industrial packaging products as well as providing geographical diversification. The Company is now a manufacturer of recycled paperboard products with an integrated gypsum wallboard manufacturing operation. By increasing the emphasis on its recycled paperboard business, the Company has attempted to become less subject to the cyclical influences of the construction and housing industries.

         The Company has completed the fourth year of a five-year strategic plan to expand and develop its recycled paperboard business, while maintaining its presence in the gypsum industry and evaluating expansion opportunities into other integrated manufacturing operations. The Company's initial plan included spending $14,000,000 to $18,000,000 for capital improvements and expansion at two of its recycled paperboard mills in Hutchinson, Kansas and Denver, Colorado during the five fiscal years ending June 30, 1997. In the fiscal year ended June 30, 1996, the Company spent approximately $3,883,000 pursuant to this strategy. The improvements from the Company's five-year strategic capital improvements and expansion plan are expected to increase the productive capacity of the Hutchinson and Denver mills, in total, approximately one-third. The Company is still on target to substantially achieve its goals, but business conditions could influence the timetable in the future. See NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR INFORMATION CONCERNING THE COMPANY'S (i) WALLBOARD AND (ii) RECYCLED PAPERBOARD BUSINESS SEGMENTS.

RECYCLED PAPERBOARD OPERATIONS

         Manufacturing. The Company's recycled paperboard manufacturing operations are conducted at mills located near Hutchinson, Kansas, Commerce City, Colorado, a suburb of Denver, and Halltown, West Virginia. The rated productive capacity of the Company's paperboard mills is generally adjusted yearly to reflect new equipment installations and modifications, current operating procedures and product mix. All of the paperboard products manufactured at the Company's mills are produced from 100% reclaimed secondary paper fiber and are classified by the industry as recycled paperboard. These recycled paperboard products include the facing paper used in the manufacture of wallboard, and recycled paperboard utilized by manufacturers of consumer and industrial paperboard products such as fiber cans, fiber tubes, fiber cores, partitions, puzzles and games.

         Recycled paperboard is manufactured in a continuous process during which waste paper is mixed with water and pulped to separate the individual fibers. The slurry is then applied to a series of rotating wire-covered cylinders, not unlike making a sandwich, so that a multi-ply sheet of paper is formed as excess water is drained through the rotating wire. The multi-ply paper mat is then mechanically pressed, dried, trimmed to size and packaged. The finished product can either be packaged in roll form or in sheets according to customer specifications.

         Sales, Marketing and Distribution. The recycled paperboard products manufactured by the Company are sold to wallboard manufacturers and to converters that manufacture composite cans, cores, tubes and other packaging products. During fiscal 1996, approximately 16% of the paperboard manufactured and shipped by the mills was consumed by the Company's wallboard manufacturing operations, another 18% was shipped to other wallboard manufacturers, and the balance was shipped to over 100 different converter customers. During fiscal 1996, Sonoco Products Company accounted for approximately 10% of consolidated gross sales. The loss of this customer could have a materially adverse effect on the Company. However, the Company sells several different products to over 25 different Sonoco locations in two operating divisions.

         The Company has attempted to diversify its operations from the construction industry by increasing paperboard sales to converters that manufacture composite cans, cores, tubes and other consumer and industrial packaging products. Additionally, the Company's primary acquisition focus has been in the paperboard segment. This is evidenced by the acquisition of the recycling centers in Kansas City, Missouri and Topeka, Kansas during 1994, the startup of a recycling center in Denver, Colorado during fiscal 1996, and the acquisition of the assets of Halltown Paperboard Company, Halltown, West Virginia on June 30, 1995. The Halltown recycled paperboard mill does not market products to the construction industry.

         The Company's reclaimed paper fiber collection centers sell reclaimed fiber to the Company's mills (approximately 40% of total shipments by the centers) and to external customers. Most shipments are to customers located within 600 miles of the center. The company's operations have capabilities to sort and bale paper fiber purchased from generators and haulers. In addition, the Company's reclaimed fiber operations act as a broker for certain generators of reclaimed fiber by arranging for direct shipments from the generator to the purchaser of the fiber.

         Sales of paperboard and reclaimed paper fiber are typically made on credit terms in accordance with normal industry practice. Paperboard production normally occurs after an order is received. Paperboard is rarely produced for general inventory purposes. The backlog of orders for paperboard is usually not significant. Deliveries of paperboard and reclaimed paper fiber are made to customers by common carriers, as well as by rail. Some customers pick up their orders at the mills.

         Raw Materials. The principal raw materials utilized by the Company's paperboard mills are reclaimed paper fiber, water and chemicals. Reclaimed paper fiber is currently purchased from several sources and from the Company's own recycling centers. Management believes that adequate supplies of reclaimed paper fiber will continue to be available from wholesalers located in cities near the paperboard mills and from its own recycling centers. The demand and pricing for this raw material during most of fiscal 1996 has been relatively stable. This is in direct contrast to fiscal 1995, when unprecedented demand and other factors caused sharp increases in the cost of this raw material. Since reclaimed paper fiber is a commodity, pricing for the product is subject to quick pricing corrections due to supply and demand.

         Chemicals, including size, retention aids and bactericides, used by the paperboard operations, are also readily available from several manufacturers at competitive prices. Size is used principally as a water resisting agent or strength enhancer in the production of paperboard. Retention aids are agents used to retain fiber and chemicals in the papermaking process and not lose them into the waste stream. Bactericides are agents used to control bacteria and other organisms in the papermaking process.

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

         The prevailing market price for natural gas was stable, if not slightly lower during the Company's last fiscal year, compared to fiscal 1995. It appears that adequate supplies of natural gas helped to stabilize fuel prices. The price of coal increased slightly from year to year. All plants periodically contract fuel supplies in advance for varying time limits to hedge against fluctuations in the market. The Company has been successful at contracting future supplies at favorable rates. However, there is always the possibility of contracting future requirements at higher than actual spot prices because natural gas and coal are commodities. After this past winter, the Company and many industries as a whole, have seen natural gas prices rise generally in relation to the natural gas futures market.

         Competition. In selling the portion of its production not consumed by its own wallboard manufacturing operations, the Company competes with approximately nine other manufacturers of gypsum-grade paperboard, six of which have wallboard manufacturing operations. Substantially all of these competitors have greater financial resources than the Company. During periods of peak demand for wallboard, the demand for paperboard typically matches or exceeds the productive capacities of the gypsum-grade paperboard producers. During periods of reduced demand for wallboard, the demand for gypsum-grade paperboard falls, and selling prices may decrease. In selling paperboard to the packaging industry, the Company competes with approximately 75 producers, many of whom have substantially greater financial resources than the Company. Management of the Company believes that its sales constitute less than 5% of total sales of recycled paperboard nationally.

         Price, quality and personal relationships are the principal methods of competition among paperboard producers. The locations of the paperboard mills allows the Company's paperboard operations to serve a variety of markets, including several gypsum wallboard plants in the central and southwestern United States. The central location of two of the Company's mills also make some of the Company's operations farther from packaging, fiber tube, fiber can and fiber core customers located in or near the population centers of the east and west coasts. However, the Halltown, West Virginia recycled paperboard mill is within an hour and half from the metropolitan centers of Baltimore, Maryland and Washington, D.C. Additionally, many competitors are more vertically integrated than the Company and produce end-use products utilizing paperboard manufactured from their own recycled paperboard mills. See
ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RECYCLED PAPERBOARD."

GYPSUM WALLBOARD OPERATIONS

         Manufacturing. The Company's wallboard manufacturing operations are conducted at its plant located in Duke in southwest Oklahoma near the Company's principal gypsum deposit. Based on the Company's historical product mix, the Duke plant's current rated productive capacity is 529 million square feet of wallboard per year, when operating three shifts per day and six and two-thirds days per week. This is an increase from 511 million square feet of rated capacity during fiscal 1995 due to upgrading and lengthening the gypsum wallboard production line. The plant operated at near capacity during fiscal 1996. See "SALES, MARKETING AND DISTRIBUTION."

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

         Sales, Marketing and Distribution. During the past fiscal year, approximately 60% of the Company's shipments of wallboard products were to customers located in its historical primary market in Texas, Oklahoma, Colorado and Kansas. The remaining 40% were made in other states, with an emphasis on the midwestern and southeastern regions of the United States. See "COMPETITION."

         Wallboard is sold directly to building materials dealers and, in areas where custom of the trade dictates, to contractors and applicators. The Company's largest gypsum wallboard customer accounted for less than 5% of the Company's consolidated sales in fiscal 1996. Sales representatives, working in separate territories, market wallboard for the Company. Most of these sales representatives have significant experience in the building materials industry.

         Sales are made on credit terms allowing a cash discount for prompt payment in accordance with normal industry practice. Typically, orders are filled upon receipt. The Company does produce to inventory, but does balance inventories with orders. The backlog of orders for the Company's wallboard generally is not significant.

         The Company once operated a fleet of leased tractors and leased trailers for making a significant percentage of deliveries to its customers. This fleet was eliminated during 1993. Now, contract and common carriers have dedicated tractors and trailers to meet the majority of the Company's trucking delivery requirements. The Company supplements the services provided by these dedicated carriers with other common carriers in the same manner that it historically supplemented its own fleet with common carriers. The Company's strategy has enabled the Company to ship economically without affecting the timeliness of deliveries. Additionally, the Company ships approximately 30% of its product by rail. This mode of shipment is enhanced by the Company's Hollis & Eastern Railroad Company, a short-line railroad, which connects the Company's wallboard plant with three major rail lines that are 15 miles from the plant. This enables the Company to ship to distant markets economically. The Company also owns 75 rail cars, which are operating in, and dispatched through, the national rail system. The Company receives car hire revenues from these rail cars.

         The Company also ships wallboard by rail to public warehouses located in Birmingham, Alabama and Cincinnati, Ohio. The warehouses unload and store the wallboard until the Company instructs them to arrange deliveries by truck to customers located in the region surrounding the warehouses. Freight cost savings can be achieved to many destinations in this manner because the majority of the shipping distance is by rail which, at these distances, is typically cheaper but slower than truck delivery.

         Gypsum Supply. The Company owns in fee simple all surface rights and mineral rights to gypsum, gypsite and anhydrite with respect to 1,457 acres of land, located within six miles of its manufacturing plant. The Company estimates that the reserves of these gypsum deposits should be sufficient to supply the plant operating at capacity for approximately 15 years. The land on which the deposits are located is adjacent either to paved or rock-surfaced roads and near a paved state highway which can be used during inclement weather for transporting the raw gypsum to the plant site. In the Company's opinion, other gypsum deposits are located in the immediate area and may be obtained at a reasonable cost. Ordinarily, a four to six-week supply of crushed raw gypsum is maintained at the Duke plant. The Company also owns substantial non-producing gypsum reserves in Nova Scotia.

         Other Raw Materials, Utilities and Fuel. Other than gypsum, the principal raw material used by the Company in manufacturing wallboard is recycled paperboard, which is manufactured by the Company's paperboard mills in Hutchinson, Kansas and Denver, Colorado. See "RECYCLED PAPERBOARD OPERATIONS."

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

         There are approximately 12 manufacturers of gypsum wallboard in the United States, many of which have significantly greater total financial resources than the Company. Three of these companies, USG Corporation, National Gypsum Company, and Georgia-Pacific Corporation, sell, in the aggregate, an estimated 75% to 80% of the wallboard in the United States. The Company believes that its sales represent approximately 2% nationally and approximately 10% of the total wallboard sold in its primary markets. (See "SALES, MARKETING AND DISTRIBUTION" FOR PRIMARY MARKET INFORMATION.)

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

         In connection with the Company's preparation for a warehouse addition to its paperboard mill located in Commerce City, Colorado, a suburb of Denver, the Company discovered and has been investigating the presence of subsurface petroleum hydrocarbons. The Company retained an environmental consultant who concluded that fuel oil, jet fuel, and gasoline additives had migrated in the subsurface of the Company's property from an adjacent property. The Company has conducted its own investigations, and the adjacent property owner has conducted its own investigations. Additionally, the Company and the adjacent owner have jointly sponsored investigations. Discussions between the parties continue. The Company has completed the construction of the warehouse addition under approval of the Colorado Department of Health.

         At this time, the Company has not ascertained the future liability, if any, of the above matter. Environmental expenditures directly related to this matter were $3,000 in fiscal 1996, $32,000 in fiscal 1995, and $37,000 in fiscal 1994. These costs are included in selling and administrative expenses. Due to the complexity of the environmental laws, rules and policies currently applicable to the Company and the uncertainty about future changes in such laws and regulations, the Company maintains accounting reserves for future unexpected expenses of the nature and magnitude incurred during the past three years.

SEASON AND CYCLICAL NATURE OF BUSINESS

         Inclement weather anytime during the year can have an effect on construction activity in the Company's markets and, consequently, an effect on revenues and results of the Company's wallboard and to a lesser degree, the Company's recycled paperboard manufacturing operations.

EMPLOYEES AND EMPLOYEE RELATIONS

         Republic Group Incorporated employs approximately 650 people, approximately 465 of whom are covered by collective bargaining agreements with four labor unions. The expirations of current collective bargaining agreements range from 1996 to 1999. The Company believes that its relations with employees are satisfactory.

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

- ------------------------------------------------------------------------------------------------------------------------
                                                                                      Annual
                            Nature of      Date      Company's       Approx.        Productive             Type
         Location            Business    Acquired     Interest    No. of Acres       Capacity          Construction
- ------------------------------------------------------------------------------------------------------------------------
30th Avenue                 Corporate      1992        Owned            3                -         Open span,
Hutchinson, Kansas           Offices                                                               steel and  concrete
- ------------------------------------------------------------------------------------------------------------------------
Greenway Drive              Chairman's     1993        Leased           -                -         Open span,
Irving, Texas                 Office                                                               steel and concrete
- ------------------------------------------------------------------------------------------------------------------------
Highway 62                 Manufacture     1964        Owned       197 plant      529,000,000 (1)  Open span,
Duke, Oklahoma                gypsum                               site; 1,457           sq. ft.   steel
                            wallboard                                gypsum
                                                                    deposits
- ------------------------------------------------------------------------------------------------------------------------
Baddeck, Nova Scotia          Gypsum       1971        Owned           492              N/A                 N/A
                             deposit
- ------------------------------------------------------------------------------------------------------------------------
Halstead and Sherman       Manufacture     1983        Owned    29 plant site       91,000 (2)     Open span,
Hutchinson, Kansas           recycled                           40 other sites          tons       steel and concrete
                            paperboard
- ------------------------------------------------------------------------------------------------------------------------
Brighton Boulevard         Manufacture     1983        Owned            9           52,500 (2)     Open span,
Commerce City, Colorado      recycled                                                   tons       steel and concrete
                            paperboard
- ------------------------------------------------------------------------------------------------------------------------
Main Street                  Recycle       1994        Owned            2             30,000 (3)   Open span,
Kansas City, Missouri      waste paper                                                 tons        brick and concrete
- ------------------------------------------------------------------------------------------------------------------------
Adams Street                 Recycle       1994        Owned           1/2           15,000 (3)    Open span,
Topeka, Kansas             waste paper                                                 tons        steel and concrete
- ------------------------------------------------------------------------------------------------------------------------
Ironton Street               Recycle       1995        Owned           1.7           10,000 (3)    Open span,
Denver, Colorado           waste paper                                                 tons        steel and concrete
- ------------------------------------------------------------------------------------------------------------------------
Old Route 340              Manufacture     1995        Owned           48           70,000 (2)     Open span,
Halltown, West Virginia      recycled                                                  tons        steel, concrete,
                            paperboard                                                             and concrete block
- ------------------------------------------------------------------------------------------------------------------------

- ---------------
(1) Based on the Company's historical normal product mix operating a single production line 6-2/3 days per week, 24 hours per day. See Item 1. Business - Gypsum Wallboard Operations -- Manufacturing.
(2) Estimated capacity during current fiscal year, based on 350 production days, 24 hours per day.
(3) Based on a one or two shift operation, 6 days per week.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no material pending legal proceedings involving the Company or any of its subsidiaries, other than ordinary routine litigation incidental to the Company's business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of stockholders of the Company during the fourth quarter of fiscal year 1996.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information concerning the executive officers of the Company. All of the officers, except James M. Britz, have been employed by the Company during the past five years. Each officer has continually served as an officer of the Company from the time he or she first became an officer. All officers were elected by the Board of Directors of the Company to serve until the next annual meeting of the Board of Directors. No family relationship exists between any of the officers.


                                                              First
                          Position with                       Became an
  Name                     the Company                Age      Officer
  ----                    ------------                ---     ---------
Phil Simpson              Chairman of the             61         1961
                          Board, President,
                          Chief Executive
                          Officer and Director

Stephen L. Gagnon         Executive Vice              43         1990
                          President and Director

Doyle R. Ramsey           Vice President and          45         1992
                          Chief Financial
                          Officer

Todd T. Brown             Vice President              42         1992

Geary D. Cribbs           Vice President              53         1992

Susan G. Hall             Vice President              50         1993

James M. Britz            Vice President              45         1994

John W. McCracken         Controller and              35         1993
                          Principal Accounting
                          Officer

Janey L. Rife             Treasurer and Secretary     51         1995

         Mr. Simpson has been Chairman of the Board of Directors, President and Chief Executive Officer for more than five years.

         Mr. Gagnon was elected Executive Vice President in September 1992. In October 1992, Mr. Gagnon became a Director of the Company. From January 1992 to September 1992, he served as Senior Vice President and Chief Financial Officer of the Company. Prior thereto, he served as Vice President - Administration and Chief Financial Officer of the Company.

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

         Mrs. Rife was elected an executive officer of the Company in October 1995. She has served as Treasurer and Secretary since May 1993. Prior thereto, she served as Credit Manager.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                      PER SHARE MARKET PRICE AND DIVIDENDS
                   FISCAL YEARS ENDED JUNE 30, 1996 AND 1995

                                               1996                                           1995
- ------------------------------------------------------------------------------------------------------------------
                               Price Range             Dividends            Price Range              Dividends
                          High            Low            Paid           High            Low            Paid
- ------------------------------------------------------------------------------------------------------------------
First quarter            $12.63          $ 9.50         $ 0.06        $10.38          $ 8.00          $ 0.05
- ------------------------------------------------------------------------------------------------------------------
Second quarter            14.13           10.75           0.075        10.38            7.25            0.06
- ------------------------------------------------------------------------------------------------------------------
Third quarter             15.13           12.63           0.075        11.75            9.88            0.06
- ------------------------------------------------------------------------------------------------------------------
Fourth quarter            14.38           12.88           0.075        10.50            9.50            0.06
- ------------------------------------------------------------------------------------------------------------------
                                                        $ 0.285                                       $ 0.23
- ------------------------------------------------------------------------------------------------------------------

Republic Group Incorporated common stock is traded on the New York Stock Exchange under the symbol "RGC". At August 27, 1996, the number of stockholders of record was approximately 867.

ITEM 6.  SELECTED FINANCIAL DATA.

                                FINANCIAL REVIEW
             In thousands, except per share, ratio and percent data

                                                     1996         1995          1994         1993          1992
- ------------------------------------------------------------------------------------------------------------------
Net sales                                        $117,902     $ 96,413      $ 63,200     $ 49,189      $ 42,064
- ------------------------------------------------------------------------------------------------------------------
Income before income taxes                         23,974       19,158        12,436        4,450         2,915
- ------------------------------------------------------------------------------------------------------------------
Net income                                         14,912       11,677         7,739        3,235         1,946
- ------------------------------------------------------------------------------------------------------------------
Total capital employed (1)                         96,716       85,094        46,551       38,861        36,800
- ------------------------------------------------------------------------------------------------------------------
Stockholders' equity, at year-end                  62,664       50,569        41,173       35,058        33,631
- ------------------------------------------------------------------------------------------------------------------
Total assets                                      106,124       95,442        53,796       44,097        41,296
- ------------------------------------------------------------------------------------------------------------------
Interest-bearing debt (including
   current portion)                                24,840       28,000            --           --            --
- ------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
- ------------------------------------------------------------------------------------------------------------------
Income per common and
   common equivalent share                       $   1.40     $   1.10      $   0.73     $   0.31      $   0.18
- ------------------------------------------------------------------------------------------------------------------
Common dividends (2)                                 0.29         0.23          0.17         0.21          0.02
- ------------------------------------------------------------------------------------------------------------------
Stockholders' equity, at year end                    5.87         4.77          3.88         3.32          3.19
- ------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------
RATIO AND PERCENT DATA
- ------------------------------------------------------------------------------------------------------------------
Net operating profit after-tax
    as a percent of net sales (3)                      13%          13%           13%           6%            3%
- ------------------------------------------------------------------------------------------------------------------
Return on average capital
    employed (percent) (3)                             19           25            19            8             4
- ------------------------------------------------------------------------------------------------------------------
Return on average stockholders'
    equity (percent) (4)                               26           26            20            9             6
- ------------------------------------------------------------------------------------------------------------------
Interest-bearing debt as a percent
    of total capital employed                          26           33            --           --            --
- ------------------------------------------------------------------------------------------------------------------
Ratio of current assets to
    current liabilities                               2.8          2.0           2.1          3.0           3.4
- ------------------------------------------------------------------------------------------------------------------
Ratio of year-end market value per
    common share to income
    per common and common
    equivalent share                                 10.2          9.1          12.5         24.6          29.9
- ------------------------------------------------------------------------------------------------------------------
Ratio of average market value per share
    to average book value per share                   2.4          2.2           3.1          2.1           1.8
- ------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON AND
    COMMON EQUIVALENT
     SHARES                                        10,669       10,608        10,606       10,561        10,568
- ------------------------------------------------------------------------------------------------------------------

Notes:
(1) Total capital employed is equivalent to total assets less noninterest-bearing current liabilities.
(2) The Company paid a special dividend of $ .10 per share during fiscal 1993.
(3) Net operating profit after-tax is equivalent to operating profit reduced by taxes computed using statutory tax rates. Return on average capital employed relates net operating profit after-tax to average total capital employed.
(4) Return on average stockholders' equity is net income divided by average stockholders' equity employed during the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General - Consolidated Results

         During fiscal 1996, the Company achieved record results in consolidated net sales, operating profits, and net income. Net sales increased 22% and net income 28% from 1995 to 1996. The Company has now enjoyed five years of continuous improvement and solid growth in its results of operations. These improvements are reflected in the following selected financial data:

($ in thousands)                        1996                         1995                        1994
- --------------------------------------------------------------------------------------------------------
Net sales                             $117,902                     $ 96,413                    $ 63,200
Operating profit                      $ 25,405                     $ 19,008                    $ 11,961
Operating margin                            22%                          20%                         19%
Net income                            $ 14,912                     $ 11,677                    $  7,739
Income per share                      $   1.40                     $   1.10                    $    .73
Return on average
   capital employed                         19%                          25%                         19%
- --------------------------------------------------------------------------------------------------------

Recycled Paperboard Operations

         The Company's recycled paperboard segment includes recycled paperboard mills at Hutchinson, Kansas, Commerce City, Colorado and Halltown, West Virginia. Additionally, the segment includes reclaimed paper fiber recycling centers at Kansas City, Missouri, Topeka, Kansas and Denver, Colorado.

         Total shipments of recycled paperboard from the Company's recycled paperboard mills increased 44% from 1995 to 1996 and 2% from 1994 to 1995. The increase in shipments from 1995 to 1996 was primarily due to the acquisition of Halltown Paperboard Company, Halltown, West Virginia, on June 30, 1995. This mill is currently operating at approximately 70% of capacity or about 50,000 tons per year. The facility has the capability to produce approximately 70,000 tons per year. The Company recently installed new production equipment at the Halltown mill to enable it to produce recycled paperboard for a new product market previously untapped by the mill. This market includes composite cans, tubes, and cores as well as other consumer and industrial packaging products similar to those produced by the Company's other recycled paperboard mills. Shipments by the company's other recycled paperboard mills increased 4% from 1995 to 1996 due to greater shipments of gypsum linerboard to external and intercompany customers. From 1994 to 1995, even though there was only a 2% increase in total shipments, shipments to unaffiliated customers increased 10%.

         Net sales of the entire recycled paperboard segment increased 36% from 1995 to 1996 and 53% from 1994 to 1995. The Halltown Paperboard Company acquisition was, again, the primary factor influencing net sales from 1995 to 1996. The acquisition of two reclaimed paper recycling centers in Kansas City, Missouri and Topeka, Kansas during 1994 resulted in a large portion of the increase from 1994 to 1995. The recycled paperboard segment now accounts for approximately 66% of net sales prior to eliminations. Net sales during fiscal 1996 were affected adversely by a reduction in the average net selling prices of reclaimed paper fiber sold by the Company's paper recycling centers. Conversely, the large increase in net sales of recycled paperboard from 1994 to 1995 was, in large part, the result of rising selling prices for the product in response to sharp increases in the cost of reclaimed paper, the principal raw material component utilized in the manufacture of recycled paperboard.

         Operating profits for the segment were $17,668 in 1996, as compared to $8,907 in 1995 and $8,141 in 1994. A significant improvement in operating margins and the contribution of the Halltown mill were the major factors affecting 1996. In 1995, it was operating profit at the reclaimed fiber centers that accounted for the improvement from the prior year.

         The relationship between average variable per unit manufacturing costs and average net selling prices for recycled paperboard improved significantly from fiscal 1995 to 1996. Raw material costs, principally reclaimed paper fiber, increased approximately 45%, during fiscal 1995. Even though the Company was able to raise selling prices during fiscal 1995, there was generally a one to three month delay between rising material costs and subsequent selling price increases. Conversely, during fiscal 1996, the Company enjoyed a significant reduction in the cost of reclaimed fiber, approximately 29%. Overall, recycled paperboard per unit variable production costs declined 14% from fiscal 1995 to 1996. According to one industry publication, from June 1995 through June 1996, the price for old corrugated containers (OCC) and double lined kraft (DLK), two principal reclaimed fiber grades utilized by recycled paperboard mills, decreased from $165 per ton and $240 per ton, respectively, to $35 per ton and $60 per ton. This compares to $85 per ton for OCC and $110 per ton for DLK in June 1994. As there was a lag in raising selling prices in fiscal 1995 to cover the increases in raw material costs, there also was a lag in selling price reduction as raw material costs declined. This resulted in operating margins of 21% for the recycled paperboard segment in fiscal 1996 versus 14% in fiscal 1995. Management anticipates that the relationship between average net selling prices and average variable per unit manufacturing costs for recycled paperboard will be less favorable in fiscal 1997 than it was during 1996.

         As denoted earlier, the recycled paperboard operations segment includes the results of three reclaimed paper recycling centers located in Kansas City, Missouri, Topeka, Kansas and Denver, Colorado. The Denver facility began operations early this year. These integrated operations ensure that adequate supplies of raw materials are available to the recycled paperboard mills. In fiscal 1996, the reclaimed paper recycling centers supplied approximately 23% of the Company's reclaimed paper requirements for the paperboard mills. This compares to 19% in 1995 and 2% in 1994. The recycling centers in Kansas City, Missouri and Topeka, Kansas operated only one quarter of fiscal 1994. The recycling operations shipped 87% of its total production to outside customers in fiscal 1994, 74% in 1995, and 61% in 1996. The Company will continue to sell a major portion of its reclaimed paper fiber to unaffiliated customers. The Company believes that each paper recycling facility should operate as a profit center and ship its products to the markets most favorable to the center, while the Company's paperboard mills purchase a significant portion of their raw material requirements from other nearby suppliers at delivered costs which are equal to or less than is available from internal sources of supply.

         Uncertainties about reclaimed paper fiber costs and supply are two primary factors which could affect the Company's results in the future. During fiscal 1995, demand was strong throughout the entire paper industry for reclaimed paper fiber. The Company, even during this period of extreme demand, was able to procure adequate supplies for its operations. During fiscal 1996, reclaimed paper supplies were again plentiful. During periods of short supply, the recycling centers help to ensure the availability of adequate reclaimed paper supplies for the Company's recycled paperboard mills.

         According to statistics compiled by the American Forest and Paper Association, an industry trade association, production of recycled paperboard grew at an annual rate of 5.5% during calendar year 1995. This compares to an overall growth rate of .1% for the entire paper industry. The demand for recycled paperboard continues to rise, perhaps fueled by greater environmental awareness by the public. This demand has spurred the construction of several new recycled paperboard mills in the last few years. However, these mills were designed and built to produce recycled containerboard. Historically, even during periods of excess capacity in the container board segment of the industry, there has not been much crossover competition by these mills for shipments to the Company's traditional product markets. There can be no assurance this will continue to be the case. Additionally, the construction of these new recycled paperboard mills, coupled with the ever increasing use of recycled paper fiber by traditional wood pulp mills, could further restrict the supply of reclaimed paper fiber available to the Company. Substitution of plastics and even virgin paperboard for recycled paperboard are additional possibilities which could affect the Company's results in the future.

         The cost of fuel, principally natural gas and coal, is also a potential concern to the Company because of its relative importance as a component of the variable cost of production. From fiscal 1994 to fiscal 1995, variable utility costs per unit decreased slightly. From fiscal 1995 to fiscal 1996 utility costs again decreased, approximately 8%. The prevailing market price for natural gas rose during the last half of fiscal 1996 and may continue that upward trend. Some analysts have indicated the late 1996 increase was due to a harsh winter in many areas of the country. However, the Company's manufacturing facilities are located in areas of the country where natural gas or coal is plentiful. The Company believes its fuel cost, on average, should at least be comparable to its competitors.

         The Company began in fiscal 1993, a five-year plan for capital expansion and upgrades at two of its recycled paperboard mills located in Hutchinson, Kansas and Denver, Colorado. The plan included the necessary equipment to increase productivity at the two mills by one-third or an increase of approximately 40,000 tons per year. Additionally, the plan focused on improved product quality expectations as well as efficiency improvements. This capital upgrade program is scheduled to be completed by the end of fiscal 1997.

Gypsum Wallboard Operations

         The Company's gypsum wallboard operations include a gypsum wallboard manufacturing facility located in Duke, Oklahoma as well as remote public warehouses located in Birmingham, Alabama and Cincinnati, Ohio. Additionally, the Company operates a short-line railroad which connects to three major carriers 15 miles from its plant, enabling the Company to ship economically to distant markets.

         The gypsum wallboard segment of the Company enjoyed a 7% increase in total shipments from fiscal 1995 to 1996, a new record. Shipments grew from 494 MMSF in 1995 to 529 MMSF in 1996. The increase in shipments is attributable to a capital expansion upgrade to the production line in fiscal 1995, with additional fine tuning in 1996. Net selling prices for gypsum wallboard were essentially unchanged from period to period. This compares to a 4% increase in shipments and 19% increase in net selling prices from 1994 to 1995. The following table indicates a strong housing construction industry which strongly influences wallboard shipments.

                                                           (in millions)
            -----------------------------------------------------------------
                 Year Ended                                   Housing
                 December 31                                   Starts
                 -----------                                 ----------
                    1993                                        1.29
                    1994                                        1.46
                    1995                                        1.35

         Although housing starts nationally decreased from 1994 to 1995, the Company did not experience any reduction in shipments to its traditional markets. Housing start estimates for 1996 and 1997 generally approximate the 1995 levels. Recently, interest rates have risen slightly. The construction industry, and particularly the single/multi-family sector, is sensitive to interest rate changes.

         Strong demand continued to influence operating profits in 1996. Operating margins averaged 32% during fiscal 1996 compared to 36% in 1995 and 25% in 1994. Operating profits in this segment decreased slightly from $14.9 million in fiscal 1995 to $14.3 million in 1996. This compares to an operating profit of $7.8 million in fiscal 1994. Manufacturing costs per unit were slightly higher in 1996 compared to 1995. Per unit variable costs rose 12% from 1994 to 1995 primarily caused by a sharp increase in the cost of recycled gypsum paperboard, the largest single component in the variable per unit cost of production.

         There are items which could adversely affect the gypsum wallboard segment. As with the recycled paperboard operations utility costs, principally natural gas, are a significant cost factor in the production of gypsum wallboard. Variable per unit utility costs decreased 9% from 1994 to 1995 and 4% from 1995 to 1996. The cost of natural gas, as previously stated under Recycled Paperboard Operations has risen as of late. Additionally, mining costs influence manufacturing costs. The Company believes it has sufficient gypsum reserves but costs associated with removal and quality of ore may increase as quarrying operations continue in the current quarry location. Other factors which may influence future results include the possibility that new gypsum wallboard manufacturing facilities may be constructed to take advantage of the currently strong demand for wallboard. Two previously idled gypsum wallboard plants have been re-opened in the last three years. The Company believes it operates one of the most efficient gypsum manufacturing facilities in North America due to line speed, mining and ore costs, and location. The Company will continue striving to improve the quality and efficiencies of the facility, in order to remain competitive under all construction market conditions.

Other

         During fiscal 1996, selling and administrative expenses as a percent of net sales were 12% as compared to 10% in 1995 and 12% in 1994. Increased costs associated with the acquisition of Halltown Paperboard Company, Halltown, West Virginia in June of 1995 and the start-up of a reclaimed paper fiber production facility in Denver, Colorado in early fiscal 1996 contributed significantly to the overhead burden of the Company. Additionally, a 22% increase in net sales from fiscal 1995 to fiscal 1996 added certain costs such as sales commissions and incentives.

         A substantial increase in interest expense totalling $1,937,000 in 1996 is associated with a $28,000,000 loan for the purchase of substantially all the assets of Halltown Paperboard Company, Halltown, West Virginia on June 30, 1995. The Company's effective tax rate was 38% in fiscal 1994, 39% in 1995 and 38% in 1996. The Company anticipates an effective income tax rate during fiscal 1997 near the range experienced the prior three years.


Environmental Matters

         In connection with the Company's preparation for a warehouse addition to its paperboard mill located in Commerce City, Colorado, a suburb of Denver, the Company discovered and has been investigating the presence of subsurface petroleum hydrocarbons. The Company retained an environmental consultant who concluded that fuel oil, jet fuel and gasoline additives had migrated in the subsurface of the Company's property from an adjacent property. The Company has conducted its own investigations, and the adjacent property owner has conducted its own investigations. Additionally, the Company and the adjacent owner have jointly sponsored investigations. Discussions between the parties continue. The Company has completed the construction of the warehouse addition under approval of the Colorado Department of Health.

         At this time, the Company has not ascertained the future liability, if any, of the above matter. Environmental expenditures directly related to this matter were $3,000 in fiscal 1996, $32,000 in fiscal 1995, and $37,000 in fiscal 1994. These costs were included in selling and administrative expenses. Due to the complexity of the environmental laws, rules and policies currently applicable to the Company and the uncertainty about future changes in such laws and regulations, the Company maintains accounting reserves for future unexpected expenses of the nature and magnitude incurred during the past three years.

Effect of Inflation

         Management believes that general inflation has not had a material impact on the Company's net sales or operating income the last three fiscal years. The cost of reclaimed paper fiber, which is the principle raw material component utilized in the manufacture of recycled paperboard rose significantly during fiscal years 1994 and 1995. Conversely, the cost of reclaimed fiber decreased substantially during fiscal 1996. The Company believes these shifts were caused by changes in supply and demand and not general inflation or deflation.

Liquidity and Capital Resources

         The following is a summary of certain financial statistics related to the liquidity and financial condition of the Company for the three fiscal years ended June 30, 1996.

($ in thousands)                                           1996                     1995                     1994
- -------------------------------------------------------------------------------------------------------------------
Working capital                                        $ 22,485                 $ 13,520                $   8,170
- -------------------------------------------------------------------------------------------------------------------
Current ratio                                             2.8:1                    2.0:1                    2.1:1
- -------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents,
plus investments &  marketable
securities                                             $ 14,568                 $  6,131                $   1,410
- -------------------------------------------------------------------------------------------------------------------
Net cash provided by
operating activities                                   $ 23,252                 $ 14,038                $   9,981
- -------------------------------------------------------------------------------------------------------------------
Additions to property,
plant and equipment                                    $  9,062                 $ 33,553                $  13,318
- -------------------------------------------------------------------------------------------------------------------
Dividends paid                                         $  3,018                 $  2,426                $   1,791
- -------------------------------------------------------------------------------------------------------------------
Long-term debt (including
current portion)                                       $ 24,840                 $ 28,000                $      --
- -------------------------------------------------------------------------------------------------------------------
Total capital employed                                 $ 96,716                 $ 85,094                $  46,551
- -------------------------------------------------------------------------------------------------------------------

         The Company's working capital increased $9.0 million from fiscal 1995 to fiscal 1996. Cash, cash equivalents, investments and marketable securities increased $8.4 million from 1995 to 1996. Net cash provided by operations increased from $14.0 million in 1995 to $23.3 million in 1996. Additions to plant, property and equipment, excluding the acquisitions of the Kansas City, Missouri and Topeka, Kansas recycling centers in fiscal 1994 and Halltown Paperboard Company, Halltown, West Virginia in fiscal 1995, were $11.8 million in 1994, $8.8 million in 1995 and $9.1 million in fiscal 1996.

         On June 30, 1995, the Company purchased substantially all the assets of Halltown Paperboard Company, Halltown, West Virginia and financed the acquisition by securing $28.0 million in long-term bank financing, which is to be repaid in semiannual installments over the next six years. At the same time, the Company entered into a $7.0 million revolving credit facility. To date, no amounts have been borrowed against the credit facility which expires June 30, 1998. Management believes that cash and investments, internally generated funds, supplemented as needed by advances under the working capital line of credit, will be sufficient to meet the Company's short-term working capital requirements.

         Cash dividends paid to common stockholders were $3.0 million in fiscal 1996, $2.4 million in fiscal 1995, and $1.8 million in fiscal 1994. Quarterly dividends have historically been paid in the months of September, December, March, and June, but are, in each case, subject to Board approval.

         The Board of Directors of the Company has approved new budgeted capital expenditures of $8.6 million for fiscal 1997. Cash provided by operations and existing cash balances should be sufficient to fund these expenditures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Financial Statements, along with the Financial Statement Schedule filed herewith, are listed in the Index below.


                                                                Page Reference
                                                                --------------
Consolidated Statements of Income for the years ended                    17
June 30, 1996, 1995 and 1994

Consolidated Balance Sheets at June 30, 1996 and 1995                    18

Consolidated Statements of Cash Flows for the years                      19
ended June 30, 1996, 1995 and 1994

Consolidated Statements of Stockholders' Equity for the                  20
years ended June 30, 1996, 1995 and 1994

Notes to Consolidated Financial Statements                               21-30

Report of Independent Public Accountants - Consolidated                  31
Financial Statements

Report of Management                                                     32

Report of Independent Public Accountants - Report on                     S-1
Form 10-K

Schedule  II - Valuation and Qualifying Accounts and Reserves            S-2

                       CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                                1996                  1995                  1994
==================================================================================================================
Gross sales                                             $135,626,000          $112,400,000          $ 77,131,000
Less freight and discounts                                17,724,000            15,987,000            13,931,000
- ------------------------------------------------------------------------------------------------------------------
Net sales                                                117,902,000            96,413,000            63,200,000
Costs and expenses:
    Cost of sales                                         78,665,000            67,966,000            43,603,000
    Selling and administrative expenses                   13,832,000             9,439,000             7,636,000
- ------------------------------------------------------------------------------------------------------------------
                                                          92,497,000            77,405,000            51,239,000
- ------------------------------------------------------------------------------------------------------------------
Operating profit                                          25,405,000            19,008,000            11,961,000
Other income (expense):
    Interest expense                                      (1,937,000)               (7,000)              (22,000)
    Interest income                                          506,000               131,000               271,000
    Miscellaneous, net                                            --                26,000               226,000
- ------------------------------------------------------------------------------------------------------------------
                                                          (1,431,000)              150,000               475,000
- ------------------------------------------------------------------------------------------------------------------
Income before income taxes                                23,974,000            19,158,000            12,436,000
Provision for income taxes                                 9,062,000             7,481,000             4,697,000
- ------------------------------------------------------------------------------------------------------------------
Net income                                              $ 14,912,000          $ 11,677,000         $   7,739,000
==================================================================================================================
Income per common and common
    equivalent share                                    $       1.40          $       1.10         $        0.73
- ------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                       10,669,000            10,608,000            10,606,000
- ------------------------------------------------------------------------------------------------------------------





See accompanying notes.

                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1996 AND 1995

                                                                                           1996              1995
- ------------------------------------------------------------------------------------------------------------------
ASSETS
- ------------------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                                      $  2,243,000      $  3,631,000
    Investments and marketable securities, at market                                 12,325,000         2,500,000
    Accounts receivable, less allowance for doubtful
        accounts of $633,000 in 1996 and $614,000 in 1995                            11,727,000        11,223,000
    Income tax refunds receivable                                                       902,000           177,000
    Inventories:
           Finished goods                                                             2,095,000         2,752,000
           Raw materials and supplies                                                 4,638,000         5,505,000
- ------------------------------------------------------------------------------------------------------------------
                                                                                      6,733,000         8,257,000
     Prepaid expenses                                                                   557,000           491,000
     Net assets held for sale                                                            26,000                --
     Deferred income taxes                                                              790,000           749,000
- ------------------------------------------------------------------------------------------------------------------
            Total current assets                                                     35,303,000        27,028,000
Property, plant and equipment, at cost:
     Land, land improvements and mineral deposits                                     4,218,000         3,958,000
     Buildings and leasehold improvements                                            12,574,000        11,540,000
     Equipment                                                                       90,570,000        84,124,000
     Construction in progress                                                         2,881,000         3,010,000
- ------------------------------------------------------------------------------------------------------------------
                                                                                    110,243,000       102,632,000
     Less accumulated depreciation, amortization and depletion                       40,134,000        35,020,000
- ------------------------------------------------------------------------------------------------------------------
                                                                                     70,109,000        67,612,000
Other assets                                                                            712,000           802,000
- ------------------------------------------------------------------------------------------------------------------
Total assets                                                                       $106,124,000      $ 95,442,000
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                                            $    5,114,000      $  7,441,000
     Accrued payroll and employee benefits                                            2,666,000         1,810,000
     Other current liabilities                                                        1,628,000         1,097,000
     Current portion of long-term debt                                                3,410,000         3,160,000
- ------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                   12,818,000        13,508,000
Long-term debt due after one year                                                    21,430,000        24,840,000
Deferred income taxes                                                                 8,592,000         5,765,000
Other long-term liabilities                                                             620,000           760,000
Contingent liabilities and commitments
Stockholders' equity:
      No par preferred stock issuable in series; 487,000 shares authorized;
           none issued and outstanding                                                       --                --
      Common stock, $1 par value; 25,000,000 shares authorized;
            issued 10,607,000 in 1996 and 10,560,000 in 1995                         10,607,000        10,560,000
       Additional paid-in capital                                                    12,462,000        12,308,000
       Retained earnings                                                             39,595,000        27,701,000
- ------------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                               62,664,000        50,569,000
- ------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                         $106,124,000      $ 95,442,000
==================================================================================================================

See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                                       1996              1995               1994
==================================================================================================================
Cash flows from operating activities:
   Net income                                                 $ 14,912,000       $ 11,677,000       $  7,739,000
   Adjustments to reconcile net income
       to net cash provided by operating activities:
       Depreciation, amortization and depletion                  6,203,000          3,633,000          2,809,000
       Write down of property, plant and equipment                     --                 --              45,000
       Deferred income taxes                                     2,786,000          1,301,000            456,000
       (Gain) loss on sale of assets                               138,000             38,000           (120,000)
       Gain on sale of investments                                     --                 --             (41,000)
       Changes in current assets and liabilities
           net of effects from acquisition:
         Accounts receivable                                      (504,000)        (3,237,000)        (2,457,000)
         Income tax refunds receivable                            (725,000)            42,000           (204,000)
         Inventories                                             1,524,000         (2,609,000)          (474,000)
         Prepaid expenses                                          (66,000)            26,000            (97,000)
         Accounts payable and accrued liabilities                 (940,000)         3,103,000          2,009,000
       Other assets and liabilities                                (76,000)            64,000            316,000
- ------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                    23,252,000         14,038,000          9,981,000
- ------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Acquisition of  Halltown Paperboard Company:
         Working capital                                               --          (1,271,000)               --
         Property, plant and equipment                                 --         (24,753,000)               --
         Other assets                                                  --            (215,000)               --
- ------------------------------------------------------------------------------------------------------------------
                                                                       --         (26,239,000)               --
   Additions to property, plant and equipment                   (9,062,000)        (8,800,000)       (13,318,000)
   Proceeds from sale of property, plant
       and equipment                                               224,000              3,000            737,000
   Purchases of investments                                    (17,750,000)        (2,500,000)          (500,000)
   Proceeds from sales of investments                            7,925,000            500,000          3,162,000
   Other                                                               --                 --              (2,000)
- ------------------------------------------------------------------------------------------------------------------
   Net cash used by investing activities                       (18,663,000)       (37,036,000)        (9,921,000)
- ------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Dividends paid                                               (3,018,000)        (2,426,000)        (1,791,000)
   Proceeds from issuance of debt                                      --          28,000,000                --
   Pension liability adjustment                                        --              26,000            (26,000)
   Payment on long-term debt                                    (3,160,000)                --                --
   Unearned compensation                                               --                  --            186,000
   Proceeds from exercised stock options                           201,000            119,000              7,000
- ------------------------------------------------------------------------------------------------------------------
   Net cash provided (used) by financing activities             (5,977,000)        25,719,000         (1,624,000)
- ------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and
     cash equivalents                                           (1,388,000)         2,721,000         (1,564,000)
Cash and cash equivalents at beginning of year                   3,631,000            910,000          2,474,000
- ------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                     $   2,243,000       $  3,631,000       $    910,000
==================================================================================================================

Supplemental disclosure of cash flow information:
Cash paid during the year for:
     Income taxes, net of refunds                            $   7,077,000       $  6,032,000        $ 4,473,000
     Interest                                                $   1,654,000       $     10,000        $    22,000
- ------------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                  Common   Additional                                Pension      Common
                               stock, $1      paid-in    Retained       Unearned   liability   shares in
In Thousands of Dollars        par value      capital    earnings   compensation  adjustment    treasury      Total
======================================================================================f============================
Balance at June 30, 1993         $10,816    $14,002    $12,502      $     (186)   $     --     $ (2,076)    $35,058
Net income                            --         --      7,739              --          --           --       7,739
Cash dividends on common
    stock, $.17 per share             --         --     (1,791)             --          --           --      (1,791)
Exercise of stock options              3          4         --              --          --           --           7
Retirement of debt                    --         --         --             186          --           --         186
Pension liability
    adjustment                        --         --         --              --         (26)          --         (26)
Retirement of treasury stock       (281)     (1,795)        --              --          --        2,076          --
- -------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1994          10,538     12,211     18,450              --         (26)          --      41,173
Net income                            --         --     11,677              --          --           --      11,677
Cash dividends on common
    stock, $.23 per share             --         --     (2,426)             --          --           --      (2,426)
Exercise of stock options             22         97         --              --          --           --         119
Pension liability adjustment          --         --         --              --          26           --          26
- -------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1995          10,560     12,308     27,701              --          --           --      50,569
Net income                            --         --     14,912              --          --           --      14,912
Cash dividends on common
    stock, $.29 per share             --         --     (3,018)             --          --           --      (3,018)
Exercise of stock options             47        154         --              --          --           --         201
- -------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996         $10,607    $12,462    $39,595      $       --    $     --     $     --     $62,664
===================================================================================================================





See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1996, 1995, AND 1994

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION
   The consolidated financial statements include the accounts of Republic Group Incorporated and its subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES IN FINANCIAL STATEMENTS
   The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates.

CASH EQUIVALENTS
   Short-term investments that are highly liquid and have original maturity dates of three months or less are considered cash equivalents for the purpose of the Consolidated Statements of Cash Flows. These investments are carried at market.

CONCENTRATION OF CREDIT RISK
    The majority of the Company's sales are to retailers, manufacturers and wholesalers. The Company conducts ongoing credit evaluations of its customers' financial conditions and limits the amount of trade credit extended when necessary. The Company maintains allowances for expected credit losses.

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

NAME CHANGE
    In October 1995, the Company changed its name from Republic Gypsum Company to Republic Group Incorporated. The Company's trading symbol on the New York Stock Exchange remains "RGC".

2. INDUSTRY SEGMENTS

         Certain information with regard to industry segments, within which the Company operates, is as follows (in thousands):


                                                                         Recycled     Eliminations
                                                         Gypsum        Paperboard        and other      Consolidated
====================================================================================================================
1996
Sales to unaffiliated customers                       $  58,439         $  77,179      $        8           $135,626
Intersegment sales                                          --             12,285         (12,285)                --
- ----------------------------------------------------------------------------------------------------------------------
                                                         58,439            89,464         (12,277)           135,626
Less freight and discounts                               13,779             3,945              --             17,724
- ----------------------------------------------------------------------------------------------------------------------
Net sales                                             $  44,660         $  85,519      $  (12,277)          $117,902
======================================================================================================================
Operating profit                                      $  14,345         $  17,668      $   (6,608)          $ 25,405
Identifiable assets                                      23,328            60,785          22,011            106,124
Capital expenditures                                        733             7,478             851              9,062
Depreciation, depletion and amortization                  1,370             4,243             590              6,203
======================================================================================================================

1995
Sales to unaffiliated customers                       $  54,748         $  57,642      $       10           $112,400
Intersegment sales                                           --             8,738          (8,738)               --
- ----------------------------------------------------------------------------------------------------------------------
                                                         54,748            66,380          (8,728)           112,400
Less freight and discounts                               12,683             3,304             --              15,987
- ----------------------------------------------------------------------------------------------------------------------
Net sales                                             $  42,065         $  63,076      $   (8,728)          $ 96,413
======================================================================================================================
Operating profit                                      $  14,939         $   8,907      $   (4,838)          $ 19,008
Identifiable assets                                      23,747            59,823          11,872             95,442
Capital expenditures                                      2,364            29,810           1,379             33,553
Depreciation, depletion and amortization                  1,274             1,994             365              3,633
======================================================================================================================

1994
Sales to unaffiliated customers                        $ 42,643         $  34,481       $       7           $ 77,131
Intersegment sales                                          --              9,169          (9,169)               --
- ----------------------------------------------------------------------------------------------------------------------
                                                         42,643            43,650          (9,162)            77,131
Less freight and discounts                               11,497             2,434              --             13,931
- ----------------------------------------------------------------------------------------------------------------------
Net sales                                              $ 31,146         $  41,216       $  (9,162)          $ 63,200
======================================================================================================================
Operating profit                                       $  7,829         $   8,141       $  (4,009)          $ 11,961
Identifiable assets                                      22,152            25,781           5,863             53,796
Capital expenditures                                      2,556             9,328           1,434             13,318
Depreciation, depletion and amortization                  1,183             1,427             199              2,809
======================================================================================================================

         Operations within the gypsum industry consist of the manufacture and sale of gypsum wallboard. Operations within the paperboard industry consist of
(i) the manufacture and sale of recycled paperboard to the gypsum industry and other paperboard converters which manufacture composite cans, cores, tubes and other packaging products, and (ii) the collection and sale of recovered paper fiber. The Company's gypsum wallboard operations are located in Duke, Oklahoma. The Company's primary markets for gypsum wallboard are Texas, Oklahoma, Colorado and Kansas with additional secondary emphasis in the midwestern and southeastern regions of the United States. The Company operates recycled paperboard mills in Hutchinson, Kansas, Commerce City, Colorado, and Halltown, West Virginia. The Company's primary markets for recycled paperboard are generally within a 600 mile radius of the facilities. The Company operates reclaimed paper fiber recycling centers in Kansas City, Missouri, Topeka, Kansas, and Denver, Colorado with the corresponding markets within a 600 mile radius of the facilities.

         During fiscal 1996, approximately 16% of the recycled paperboard shipped by the mills was consumed by the Company's wallboard operations. Another 18% was shipped to other unaffiliated gypsum wallboard manufacturers. An adverse change in the construction industry could have a material effect on the earnings of the Company. Sonoco Products Company accounted for approximately 10% of consolidated gross sales. The loss of this customer could have a materially adverse effect on the Company. However, the Company sells several different products to over 25 different Sonoco locations in two operating divisions.

         Republic Group Incorporated employs approximately 650 people, approximately 465 of whom are covered by collective bargaining units with four labor unions. The expirations of current bargaining agreements range from 1996 to 1999. The Company believes its relations with employees are satisfactory.

         Operating profit is net sales less operating expenses. Sales between segments are made at approximately market price. Identifiable assets by industry segment are those used in each segment at year-end. Eliminations and other include general corporate assets, principally cash, securities, property and equipment and expenses.

3.       EMPLOYEE STOCK OWNERSHIP PLAN

         In February 1986, the Company guaranteed a $2,996,000 bank note on behalf of its Employee Stock Ownership Plan (the "ESOP"), in which salaried employees participate. The ESOP used the proceeds to purchase the Company's common stock. In February 1991, the Company purchased the note for the outstanding principal balance. Because the Company was the payee of the note, such contributions did not require cash outlays. Compensation expense was recognized as the note principal was retired. The note was retired during fiscal 1994. During 1996 and 1995, the board of directors of the Company approved ESOP contributions of $360,000 and $187,000, respectively, and the compensation expense was recognized in the financial statements.

         The following table presents the ESOP contributions for the years ended June 30, 1996, 1995 and 1994:

                                                                 1996                  1995                  1994
- ------------------------------------------------------------------------------------------------------------------
Compensation expense - loan repayment                   $          --            $      --              $ 186,000

Compensation expense                                          360,000               187,000                    --

Other                                                          21,000                10,000                49,000

Trustee's fees                                                 37,000                29,000                38,000
- ------------------------------------------------------------------------------------------------------------------
Company contributions                                       $ 418,000             $ 226,000             $ 273,000
- ------------------------------------------------------------------------------------------------------------------


4.       ACQUISITION - HALLTOWN PAPERBOARD COMPANY

         On June 30, 1995, the Company acquired substantially all of the assets of Halltown Paperboard Company of Halltown, West Virginia for $26.2 million. Halltown Paperboard Company manufactures products of 100% recycled paperboard made from reclaimed paper fiber which are similar to the Company's other recycled paperboard mills. The following table presents the 1996 operating results of the Company compared to proforma operating results for 1995. The unaudited proforma information shows consolidated operating results for 1995 presented as though the Company's Halltown acquisition occurred at the beginning of the period. No goodwill was recorded in this transaction.

Years Ended June 30, 1996 and 1995                                                        1996                  1995
- ---------------------------------------------------------------------------------------------------------------------
Net sales                                                                         $117,902,000          $121,052,000
Net income                                                                          14,912,000            12,781,000
Net income per share                                                                     $1.40                 $1.20

5.       MISCELLANEOUS OTHER INCOME (EXPENSE)

         The components of miscellaneous other income (expense) for the years ended June 30, 1996, 1995, and 1994 are summarized as follows:

                                                                           1996               1995              1994
- ---------------------------------------------------------------------------------------------------------------------
Gain on sale of net assets held for sale                         $          --          $      --         $  101,000

Gain on sale of investments                                                 --                 --             41,000

Gross rental income                                                    118,000             99,000             69,000

Other                                                                 (118,000)           (73,000)            15,000
- ---------------------------------------------------------------------------------------------------------------------
                                                                 $          --         $   26,000         $  226,000
=====================================================================================================================

6.       LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

         The Company's long-term debt and revolving credit facility consists of the following:

                                                                                    1996                        1995
- ---------------------------------------------------------------------------------------------------------------------
Term loan                                                                    $24,840,000                 $28,000,000
Revolving credit facility                                                             --                          --
- ---------------------------------------------------------------------------------------------------------------------
                 Total long-term debt                                         24,840,000                  28,000,000
- ---------------------------------------------------------------------------------------------------------------------
Less: current maturities                                                       3,410,000                   3,160,000
Long-term debt, net of current maturities                                    $21,430,000                 $24,840,000
=====================================================================================================================

         Amounts of long-term maturities for each of the next six fiscal years 1997 through 2002, respectively, are: $3,410,000, $3,670,000, $3,955,000,
$4,260,000, $4,595,000, and $4,950,000.

         The Company obtained a $28,000,000 term loan from a commercial bank for the purchase of Halltown Paperboard Company pursuant to a loan agreement dated June 30, 1995. The term loan matures in June 2002. The Halltown facility was used as collateral for the loan. The net book value of the assets collateralized was $25,552,000 at year-end. The effective interest rate for the year averaged 7.01%.

         The Company also obtained a $ 7,000,000 line of credit from a commercial bank pursuant to a loan agreement dated June 30, 1995. The revolving credit facility is for two years, renewable every year for an additional year. To date, no amounts have been borrowed against the revolving credit facility.

         Outstanding principal amounts on both the term loan and revolving credit facility bear interest at a variable rate equal to (i) the London Interbank Offered Rate, plus an agreed margin (ranging from 75 to 175 basis points for the term loan and 50 to 150 points for the revolving credit facility), which is to be established annually based upon the Company's coverage of fixed charges or (ii) the bank's corporate prime rate, less 0.5% for the term loan and less 0.75% for the revolving credit facility. Under the term loan and revolving credit facility, the Company is required to adhere to several financial covenants some of which involve working capital, current ratio, net worth and fixed charge coverage minimums. The revolving credit facility expires June 30, 1998.

7.       PENSION AND OTHER BENEFIT PLANS

         The Company maintains pension plans (the "Plans") for its hourly employees at its paperboard mills. Normal monthly retirement benefits are based on negotiated benefit levels and the employee's years of credited service. Contributions to the Plans are based on actuarial calculations of amounts necessary to cover normal costs and to amortize prior service costs.

                                                                                       Years Ended  June 30
- ------------------------------------------------------------------------------------------------------------------------
                                                                                       1996                    1995
- ------------------------------------------------------------------------------------------------------------------------
Actuarial present value of accumulated benefit obligation:

Vested Portion                                                                 $ (1,369,000)           $ (1,417,000)

Non-vested portion                                                                  (87,000)                (78,000)
- ------------------------------------------------------------------------------------------------------------------------
         Total                                                                   (1,456,000)             (1,495,000)

Effect of future compensation                                                            --                      --
- ------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation                                                     (1,456,000)             (1,495,000)

Fair value of plan assets                                                         1,569,000               1,417,000
- ------------------------------------------------------------------------------------------------------------------------
         Excess (deficiency) of projected benefit obligation

         over fair value of plan assets                                             113,000                 (78,000)

Unrecognized obligation at transition                                                56,000                  64,000

Unrecognized prior service costs                                                    224,000                 245,000

Unrecognized net gain                                                              (314,000)               (178,000)

Minimum liability                                                                        --                (131,000)
- ------------------------------------------------------------------------------------------------------------------------
         Net accrued pension cost                                              $     79,000            $    (78,000)
========================================================================================================================

Pension expense included the following components:


                                                                                       Years Ended June 30
========================================================================================================================
                                                                                       1996                 1995
- ------------------------------------------------------------------------------------------------------------------------
Benefits earned by employees                                                   $     46,000            $     63,000

Interest cost on projected benefit obligation                                       106,000                 101,000

Actual return on plan assets                                                        (86,000)               (107,000)

Net amortization and deferral                                                        29,000                  69,000
- ------------------------------------------------------------------------------------------------------------------------
         Net pension cost                                                      $     95,000            $    126,000
========================================================================================================================

         The actuarial assumptions used to determine pension expense and the funded status of the Plans were a settlement rate on benefit obligations of 7.75% for 1996 and 7.25% for 1995 and an expected long-term rate of return on plan assets of 6.0% for 1996 and 1995. The unrecognized prior service costs and unrecognized net gain are being amortized over approximately 15 years. The assets of the Plans at June 30, 1996, consist mostly of bonds, both corporate and government, and also stocks and cash or cash equivalents.

         Effective December 31, 1994, Republic Group Incorporated changed the retirement benefits at its Commerce City, Colorado paperboard mill, resulting in the freezing of benefits under the defined pension plan. The Duke Oklahoma facility employee savings plan was also discontinued on December 31, 1994 and benefits were frozen. Such benefits will be paid in accordance with the terms of each plan. These plans were replaced with a voluntary 401(k) Plan (the "401(k) Plan"). Additionally, the same 401(k) Plan was installed at the Company's

Topeka, Kansas, and Kansas City, Missouri facility locations on January 1, 1995 and the Halltown, West Virginia facility on April 1, 1996. The participants in the 401(k) Plan include eligible employees at the above locations, as well as all salaried employees company-wide. Although there is one 401(k) Plan for all Company locations, there are various employee and employer contribution limits, employer matching percentages, and employer vesting schedules for each location.

         Contributions to the 401(k) and employee savings plan were:

                                                                    Years Ended June 30
- ------------------------------------------------------------------------------------------------------------------------
                                                            1996                1995                 1994
- ------------------------------------------------------------------------------------------------------------------------
Employee savings plan                                   $        --          $   15,000           $   28,000
401(k) Plan contributions                                   422,000             354,000              225,000
- ------------------------------------------------------------------------------------------------------------------------
         Total contributions                            $   422,000          $  369,000           $  253,000
========================================================================================================================

         Other employee benefit plans include a Key Employee Continuation Plan to encourage the continued attention and dedication of key employees. A description of the plan is available in the Company's Proxy Statement.

8.       OTHER COMMITMENTS AND CONTINGENT LIABILITIES

         In connection with the Company's preparation for a warehouse addition to its paperboard mill located in Commerce City, Colorado, a suburb of Denver, the Company discovered and has been investigating the presence of subsurface petroleum hydrocarbons. The Company retained an environmental consultant who concluded that fuel oil, jet fuel and gasoline additives had migrated in the subsurface of the Company's property from an adjacent property. The Company has conducted its own investigations, and the adjacent property owner has conducted its own investigations. Additionally, the Company and the adjacent owner have jointly sponsored investigations. Discussions between the parties continue. The Company has completed the construction of the warehouse addition under approval of the Colorado Department of Health.

         At this time, the Company has not ascertained the future liability, if any, of the above matter. Environmental expenditures directly related to this matter were $3,000 in fiscal 1996, $32,000 in fiscal 1995, and $37,000 in fiscal 1994. These costs were included in selling and administrative expenses. Due to the complexity of the environmental laws, rules and policies currently applicable to the Company and the uncertainty about future changes in such laws and regulations, the Company maintains accounting reserves for future unexpected expenses of the nature and magnitude incurred during the past three years.

9.       STOCK OPTIONS

         Options have been granted to key employees at prices which represent fair market value at dates of grant, have terms ranging from five to ten years and are exercisable at 20% to 25% per year on a cumulative basis beginning one year from date of grant. In addition, some grants are only exercisable if certain Company performance targets are attained. The Company is authorized to grant 420,000 shares of common stock to key employees in the 1989 Plan, and 105,000 shares to directors in the Non-Employee Director Plan. A summary of transactions for the years ended June 30, 1996, 1995 and 1994 is set forth in the following table:

Shares Rounded to Thousands                      1989 Plan                                    Director Plan
- ------------------------------------------------------------------------------------------------------------------------
                                            Number           Option                     Number         Option
                                              of              price                       of            price
                                            shares            range                     shares          range
========================================================================================================================
Options:
         Outstanding at
           June 30, 1993                    54,000      $  4.75 -  5.50                 63,000      $ 3.75 -  5.11
         Granted                           102,000         9.00                         11,000       13.88
         Cancelled                          (3,000)        4.88 -  5.50                     --                  --
         Expired                                --                   --                     --                  --
         Exercised                          (3,000)        4.76 -  5.50                     --                  --
- ------------------------------------------------------------------------------------------------------------------------

         Outstanding at
           June 30, 1994                   150,000      $  4.75 -  9.00                 74,000      $ 3.75 - 13.88
- ------------------------------------------------------------------------------------------------------------------------
         Granted                            65,000         8.88                             --                  --
         Cancelled                          (5,000)        5.50 -  9.00                     --                  --
         Expired                                --                   --                     --                  --
         Exercised                         (19,000)        4.88 -  9.00                 (3,000)       5.12
- ------------------------------------------------------------------------------------------------------------------------

         Outstanding at
           June 30, 1995                   191,000      $  4.76 -  9.00                 71,000      $ 3.75 - 13.88
- ------------------------------------------------------------------------------------------------------------------------
         Granted                            75,000        12.00                             --                  --
         Cancelled                              --                   --                     --                  --
         Expired                                --                   --                     --                  --
         Exercised                         (34,000)     $  4.76 -  9.00                (13,000)       5.12
- ------------------------------------------------------------------------------------------------------------------------

         Outstanding at
           June 30, 1996                   232,000      $  4.88 - 12.00                 58,000      $ 3.75 - 13.88
- ------------------------------------------------------------------------------------------------------------------------

         Exercisable at
           June 30, 1996                    51,000                                      58,000
========================================================================================================================

         The 1979 Stock Option Plan terminated June 30, 1989. All remaining options expired in October 1993 with the remaining 2,000 shares exercised in fiscal 1994.

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

         On May 16, 1996, the Board of Directors of the Company declared a dividend distribution of one Common Stock Share Purchase Right (the "Right") on each outstanding share of its common stock. The Rights replace existing common stock share purchase rights that expired on May 16, 1996. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer the consummation of which would result in ownership by a person or group of 15% or more of the common stock. Each Right will entitle stockholders to buy one share of common stock of the Company at an exercise price of $45.00. If the Company is acquired in a merger or other business combination transaction after a person has acquired 15% or more of the Company's outstanding common stock, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price. In addition, if a person or group acquires 15% or more of the Company's outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to purchase at the Right's then-current exercise price, a number of the Company's common shares having a market value of twice such price. The Rights exempt from the 15% threshold the current ownership, which exceeds such threshold, by Phil Simpson, members of his family, family trusts and entities controlled by them. Following the acquisition by a person or group of beneficial ownership of 15% or more of the Company's common stock and prior to an acquisition of 50% or more of the common stock, the Board of Directors may exchange the Rights (other than Rights owned by such person or group), in whole or in part, for shares of common stock at an exchange ratio of one share of common stock per Right. Prior to the acquisition by a person or group of beneficial ownership of 15% or more of the Company's common stock, the Rights are redeemable for $.01 per Right at the option of the Board of Directors. The Board of Directors is also authorized to reduce the 15% threshold referred to above to not less than 10%. The Rights will expire on May 16, 2006. The Rights distribution is not taxable to stockholders.


10. INCOME TAXES

         The components of the provision for income taxes are:

                                                                  1996                   1995                   1994
==========================================================================================================================
Current:
         Federal                                           $ 5,329,000            $ 5,631,000            $ 3,651,000
         State                                                 947,000                549,000                398,000
- --------------------------------------------------------------------------------------------------------------------------
                                                             6,276,000              6,180,000              4,049,000
- --------------------------------------------------------------------------------------------------------------------------
Deferred - federal                                           2,786,000              1,301,000                648,000
- --------------------------------------------------------------------------------------------------------------------------
Total Provision                                            $ 9,062,000            $ 7,481,000            $ 4,697,000
==========================================================================================================================

         The differences between income taxes computed using the statutory federal income tax rate and that shown in the Consolidated Statements of Income are summarized as follows:

                                                                  1996                   1995                   1994
==========================================================================================================================
Computed federal tax at statutory rate                     $ 8,390,000            $ 6,705,000            $ 4,229,000
Tax credits realized                                                --                     --                     --
State taxes, net of federal tax benefit                        616,000                356,000                263,000
Other                                                           56,000                420,000                205,000
- --------------------------------------------------------------------------------------------------------------------------
                                                           $ 9,062,000            $ 7,481,000            $ 4,697,000
==========================================================================================================================

         Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting basis.

         As of June 30, 1996 and 1995, deferred tax assets (liabilities) as determined under the provisions of SFAS 109, were comprised of the following:

                                                                          June 30, 1996                June 30, 1995
==========================================================================================================================
Gross deferred tax liability:
         Depreciation/amortization                                        $ (8,592,000)                $  (5,765,000)
Gross deferred tax assets:
         Employee benefit accruals                                             122,000                       125,000
         Accounts receivable reserves                                          214,000                       209,000
         Other accrued reserves                                                454,000                       411,000
         Other                                                                      --                         4,000
- --------------------------------------------------------------------------------------------------------------------------
             Gross deferred assets                                             790,000                       749,000
- --------------------------------------------------------------------------------------------------------------------------
Deferred tax assets valuation reserve                                               --                            --
- --------------------------------------------------------------------------------------------------------------------------
Net deferred tax liability                                                $ (7,802,000)                $  (5,016,000)
==========================================================================================================================

         The Company does not provide for a valuation reserve on deferred tax assets based on the assumption of future taxable income.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table summarizes the carrying amounts and estimated fair values of the Company's financial instruments as of June 30, 1996.

                                                                             Carrying                      Estimated
                                                                               Amount                     Fair Value
==========================================================================================================================
Cash and cash equivalents                                                $  2,243,000                   $  2,243,000
- --------------------------------------------------------------------------------------------------------------------------
Current investments and marketable securities                              12,325,000                     12,325,000
- --------------------------------------------------------------------------------------------------------------------------
Long-term investments                                                         122,000                        122,000
- --------------------------------------------------------------------------------------------------------------------------
Notes receivable                                                              119,000                        129,000
- --------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                             24,840,000                     24,840,000
- --------------------------------------------------------------------------------------------------------------------------


         The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND CASH EQUIVALENTS
         The carrying amount is assumed to approximate fair value because of the short maturities of those instruments.

CURRENT INVESTMENTS AND MARKETABLE SECURITIES
         The estimated fair value of current investments and marketable securities is based on quoted market prices for those or similar investments. Costs approximate market value.

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


12. SELECTED QUARTERLY FINANCIAL DATA

         The following tabulation presents selected unaudited results of operations for the years ended June 30, 1996 and 1995 (in thousands, except for per share data):

                                                                              Quarters ended
==========================================================================================================================
                                                     Sept. 30            Dec. 31           Mar. 31           June 30
==========================================================================================================================
1996
Gross Sales                                          $ 36,623           $ 33,955          $ 33,860          $ 31,188
Less freight and discounts                              4,351              4,227             4,674             4,472
- --------------------------------------------------------------------------------------------------------------------------
Net sales                                            $ 32,272           $ 29,728          $ 29,186          $ 26,716
==========================================================================================================================
Operating profit                                    $   5,515          $   7,234         $   7,275         $   5,381
Net income                                              3,168              4,130             4,158             3,456
Income per common and common
equivalent share                                         0.30               0.39              0.39              0.32
- --------------------------------------------------------------------------------------------------------------------------
1995
Gross Sales                                          $ 24,781           $ 26,297          $ 30,881          $ 30,441
Less freight and discounts                              3,928              3,951             4,350             3,758
- --------------------------------------------------------------------------------------------------------------------------
Net sales                                            $ 20,853           $ 22,346          $ 26,531          $ 26,683
==========================================================================================================================
Operating profit                                    $   4,364          $   4,823         $   5,264         $   4,557
Net income                                              2,676              2,846             3,232             2,923
Income per common and common
equivalent share                                         0.25               0.27              0.30              0.27
==========================================================================================================================


13.      NEW ACCOUNTING STANDARDS

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." As a result of this statement, the Company will begin to provide additional disclosures related to its stock based compensation plans in its fiscal 1997 financial statements. Adoption of SFAS No. 123 will not have a material effect on the Company's financial position or results of operations. The Company has adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets," which did not have a material effect on the Company's financial position or results of operations.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

         To the Stockholders and Board of Directors of Republic Group
Incorporated:

         We have audited the accompanying consolidated balance sheets of Republic Group Incorporated (a Delaware corporation) and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Republic Group Incorporated and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP
Dallas, Texas
August 2, 1996

                              REPORT OF MANAGEMENT

         The management of Republic Group Incorporated is responsible for preparing the consolidated financial statements and other information contained in this annual report. Management believes that the consolidated financial statements fairly reflect, in all material respects, the form and substance of events and transactions and that the consolidated financial statements present the Company's financial position and results of operations in conformity with generally accepted accounting principles. Management has included in the Company's consolidated financial statements amounts that are based on informed judgments and estimates which it believes are reasonable under the circumstances.

         Republic Group Incorporated maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at appropriate cost, that transactions are processed in accordance with Company authorization and are properly recorded and reported in the consolidated financial statements, and that assets are adequately safeguarded.

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



Phil Simpson
Chairman of the Board
and President
August 26, 1996


Doyle R. Ramsey
Vice President-Finance and
Chief Financial Officer
August 26, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The sections entitled "Nominees for Directors" and "Compliance with
Section 16(a) of the Exchange Act" appearing in the Registrant's proxy statement for the annual meeting of the stockholders to be held on October 24, 1996 sets forth certain information with respect to the directors of the Registrant and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Item 4A of Part I of this report and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         The sections entitled "Executive Compensation" and "Compensation of Directors" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on October 24, 1996 sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         There is incorporated herein by reference the information in the Company's 1996 Proxy Statement regarding beneficial ownership of shares of the Company's Common Stock as of August 31, 1996 by each person known by the Company to own beneficially more than 5% of the outstanding shares of such Common Stock, by each director of the Company, and by certain executive officers of the Company and by all directors and executive officers as a group under the caption "Security Ownership".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the captions "Nominees for Directors" in the Company's 1996 Proxy Statement is incorporated herein by reference.

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
See Index to Financial Statements and Schedules of Registrant contained in Item 8, page 16.

                 2.       Financial Statement Schedules
See Index to Financial Statements and Schedules of Registrant contained in Item 8, page 16.

                 3. The following documents are filed or incorporated by reference as exhibits to this Report as required by Item 601 of Regulation S-K:

          3(a) Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the period year ended September 30, 1995, SEC File Number 1-7210).

          3(b)   Bylaws of the Company, as amended.

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

          4(b) Amendments One, Two and Three to Revolving and Term Credit Agreements, in reference to the Agreements and Exhibits in 4(a) above, relating to the Company's name change from Republic Gypsum Company to Republic Group Incorporated and to extend the Revolving Credit Agreement one year.

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

         21      Significant Subsidiaries of the Registrant.

         23      Consent of Independent Public Accountants.

         24      Power of Attorney on Page 35 of this Report.

         27      Article 5 of Regulation S-X.

         (b) Reports on Form 8-K. The Company filed a form 8-K, dated May 16, 1996 (date of earliest event reported), and filed May 21, 1996, stating that on April 30, 1996, the Board of Directors of the Company declared a dividend distribution of one common stock purchase right (a "Right") for each outstanding share of common stock $1.00 per value (the "Common Stock"), of the Company. The distribution was paid on May 16, 1996 to the stockholders of record on that date. The form 8-K includes Item 5, Other Events, and Item 7, Financial Statements and Exhibits in support of Item 5.

                               POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS that each of the undersigned directors and officers of Republic Group Incorporated hereby constitutes Phil Simpson, Stephen L. Gagnon and Doyle R. Ramsey his true and lawful attorneys-in- fact and agents, for his and in his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Annual Report on Form 10-K, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has fully caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   September 9, 1996


                                    REPUBLIC GROUP INCORPORATED


                                    By:     /s/ Phil Simpson
                                            ----------------------------------
                                            Phil Simpson, Chairman of the
                                            Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         Signature                                 Title                                  Date
         ---------                                 -----                                  ----
/s/ Phil Simpson                           Chairman of the Board,                    September 6, 1996
- ----------------------------               President and Director
                                           (principal executive
                                           officer)


/s/ Stephen L. Gagnon                      Executive Vice                            September 6, 1996
- ----------------------------               President and
                                           Director


/s/ Doyle R. Ramsey                        Vice President and                        September 6, 1996
- ----------------------------               Chief Financial
                                           Officer (principal
                                           financial officer)


/s/ John W. McCracken                      Controller (principal                     September 6, 1996
- ----------------------------               accounting officer)


/s/ Bert A. Nelson                         Director                                  September 9, 1996
- ----------------------------


/s/ Talbot Rain                            Director                                  September 9, 1996
- ----------------------------


/s/ Gerald L. Ray                          Director                                  September 9, 1996
- ----------------------------


/s/ Robert F. Sexton                       Director                                  September 9, 1996
- ----------------------------


/s/ David P. Simpson                       Director                                  September 9, 1996
- ----------------------------


/s/ L. L. Wallace                          Director                                  September 9, 1996
- ----------------------------


/s/ David B. Yarbrough                     Director                                  September 9, 1996
- ----------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To:   The Stockholders and Board of Directors of
      Republic Group Incorporated

We have audited in accordance with generally accepted auditing standards the consolidated financial statements of Republic Group Incorporated and subsidiaries included in this Form 10-K and have issued our report thereon dated August 2, 1996. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.
Schedule II, Valuation and Qualifying Accounts and Reserves, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                                             ARTHUR ANDERSEN LLP

Dallas, Texas
August 2, 1996

                          REPUBLIC GROUP INCORPORATED
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   Years ended June 30, 1994, 1995, and 1996



                                           Additions  Charged  to
                    Balance at         -----------------------------                               Balance
                     beginning           Cost and              Other                                at end
                       of year           expenses           accounts      Deductions (A)           of year
                    ----------         ----------        -----------      --------------        ----------
1994:
Allowance for
 doubtful
 accounts          $377,000            $  159,000        $        --       $   281,000          $  255,000
                   ========            ==========        ===========       ===========          ==========

1995:
Allowance for
 doubtful
 accounts          $255,000            $  428,000        $         --       $   69,000          $  614,000
                   ========            ==========        ============       ==========          ==========

1996:
Allowance for
 doubtful
 accounts          $614,000            $    1,000        $         --      $  (18,000)          $  633,000
                   ========            ==========        ============      ==========           ==========



(A)  Uncollectible accounts charged off, net of recoveries.

                              INDEX TO EXHIBITS



EXHIBIT                  DESCRIPTION
- -------                  -----------
         3(b)    Amended and Restated Bylaws of the Company

         4(b)    Amendments One, Two and Three to Revolving and Term Credit
                 Agreements

         21      Significant Subsidiaries of the Registrant

         23      Consent of Independent Public Accountants

         27      Article 5 of Regulation S-X.