Form 10-Q
period 1996-09-30
REPUBLIC GROUP INC
filed 1996-11-14
CIK 83226

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                     ----------------------------------

         (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    --------------------

                         Commission file number 1-7210

                          REPUBLIC GROUP INCORPORATED
                ---------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       75-1155922
           --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

On October 31, 1996, there were 10,617,372 shares of the registrant's Common Stock, $ 1.00 par value outstanding.

                          REPUBLIC GROUP INCORPORATED

                                   FORM 10-Q
                                Quarterly Report

                    For the Quarter Ended September 30, 1996


                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

        Reference is made to pages 2 through 6 hereof which set forth certain consolidated financial statements of Registrant in accordance with Part I of Form 10-Q.

        The consolidated financial statements include the accounts of Republic Group Incorporated and its wholly owned subsidiaries (collectively referred to as the "Company").

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
Quarters Ended  September 30, 1996 and 1995 (Unaudited)


                                                                                 1996                      1995
                                                                             ------------              ------------
 Gross sales . . . . . . . . . . . . . . . . . . . . . . . . .               $ 33,880,000              $ 36,623,000

 Less freight and discounts  . . . . . . . . . . . . . . . . .                  4,876,000                 4,351,000
                                                                             ------------              ------------

 Net sales   . . . . . . . . . . . . . . . . . . . . . . . . .                 29,004,000                32,272,000

 Costs and expenses:
     Cost of sales   . . . . . . . . . . . . . . . . . . . . .                 17,611,000                23,422,000
     Selling and administrative expenses . . . . . . . . . . .                  3,149,000                 3,335,000
                                                                             ------------              ------------
                                                                               20,760,000                26,757,000
                                                                             ------------              ------------

 Operating profit    . . . . . . . . . . . . . . . . . . . . .                  8,244,000                 5,515,000

 Other expense, net  . . . . . . . . . . . . . . . . . . . . .                   (329,000)                 (415,000)
                                                                             ------------              ------------

 Income before income taxes  . . . . . . . . . . . . . . . . .                  7,915,000                 5,100,000

 Provision for income taxes  . . . . . . . . . . . . . . . . .                  2,896,000                 1,932,000
                                                                             ------------              ------------

 Net income  . . . . . . . . . . . . . . . . . . . . . . . . .               $  5,019,000              $  3,168,000
                                                                             ============              ============

 Income per common and common equivalent share . . . . . . . .               $       0.47              $       0.30
                                                                             ============              ============


 Weighted average shares outstanding . . . . . . . . . . . . .                 10,698,000                10,629,000


See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
September 30, 1996 and June 30, 1996


                                                                              September 30,               June 30,
ASSETS                                                                            1996                      1996
                                                                              --------------           -------------
                                                                               (Unaudited)
 Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .    $    7,092,000           $   2,243,000
   Investments and marketable securities, at market  . . . . . . . . . . .        13,040,000              12,325,000
   Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . . .        12,225,000              11,727,000
   Income tax refunds receivable . . . . . . . . . . . . . . . . . . . . .           882,000                 902,000
   Inventories:
     Finished goods  . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,846,000               2,095,000
     Raw materials and supplies  . . . . . . . . . . . . . . . . . . . . .         5,062,000               4,638,000
                                                                              --------------           -------------
                                                                                   6,908,000               6,733,000

   Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .           434,000                 557,000
   Net assets held for sale  . . . . . . . . . . . . . . . . . . . . . . .            26,000                  26,000
   Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .           790,000                 790,000
                                                                              --------------           -------------
     Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .        41,397,000              35,303,000

 Property, plant and equipment, at cost  . . . . . . . . . . . . . . . . .       112,256,000             110,243,000
   Less accumulated depreciation, amortization
     and depletion . . . . . . . . . . . . . . . . . . . . . . . . . . . .        41,768,000              40,134,000
                                                                              --------------           -------------
                                                                                  70,488,000              70,109,000
 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           870,000                 712,000
                                                                              --------------           -------------
 Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  112,755,000           $ 106,124,000
                                                                              ==============           =============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    4,789,000           $   5,114,000
   Accrued payroll and employee benefits . . . . . . . . . . . . . . . . .         2,408,000               2,666,000
   Income tax payable  . . . . . . . . . . . . . . . . . . . . . . . . . .         2,442,000                      --
   Other current liabilities . . . . . . . . . . . . . . . . . . . . . . .         1,785,000               1,628,000
   Current portion of long-term debt . . . . . . . . . . . . . . . . . . .         3,410,000               3,410,000
                                                                              --------------           -------------
      Total current liabilities  . . . . . . . . . . . . . . . . . . . . .        14,834,000              12,818,000

 Long-term debt due after one year . . . . . . . . . . . . . . . . . . . .        21,430,000              21,430,000
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .         9,077,000               8,592,000
 Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . .           617,000                 620,000

 Stockholders' equity:
   Common stock, $1 par value  . . . . . . . . . . . . . . . . . . . . . .        10,618,000              10,607,000
   Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .        12,520,000              12,462,000
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .        43,659,000              39,595,000
                                                                              --------------           -------------

     Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . .        66,797,000              62,664,000
                                                                              --------------           -------------
 Total liabilities and stockholders' equity  . . . . . . . . . . . . . . .    $  112,755,000           $ 106,124,000
                                                                              ==============           =============


See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
Quarters Ended September 30, 1996 and 1995 (Unaudited)


                                                                                   1996                    1995
                                                                              -------------            ------------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   5,019,000            $  3,168,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, amortization and depletion . . . . . . . . . . . . . . .        1,637,000               1,409,000
    Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . .          485,000                      --
    Loss on sale of assets . . . . . . . . . . . . . . . . . . . . . . . .           20,000                   4,000
    Changes in current assets and liabilities:
      Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . .         (498,000)             (3,246,000)
      Income tax refunds receivable  . . . . . . . . . . . . . . . . . . .           20,000                      --
      Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (175,000)                967,000
      Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . .          123,000                 163,000
      Accounts payable and accrued liabilities . . . . . . . . . . . . . .         (426,000)                538,000
      Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . .        2,442,000               1,932,000
    Other assets and liabilities . . . . . . . . . . . . . . . . . . . . .         (161,000)                 10,000
                                                                              -------------            ------------


  Net cash provided by operating activities  . . . . . . . . . . . . . . .        8,486,000               4,945,000

Cash flows from investing activities:
   Additions to property, plant and equipment  . . . . . . . . . . . . . .       (2,037,000)             (1,728,000)
   Proceeds from sale of property, plant and equipment . . . . . . . . . .            1,000                      --
   Purchases of investments  . . . . . . . . . . . . . . . . . . . . . . .       (7,915,000)             (1,950,000)
   Proceeds from sale of investments . . . . . . . . . . . . . . . . . . .        7,200,000                      --
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --                   1,000
                                                                              -------------            ------------
   Net cash used by investing activities . . . . . . . . . . . . . . . . .       (2,751,000)             (3,677,000)

Cash flows from financing activities:
   Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (955,000)               (634,000)
   Stock Options exercised . . . . . . . . . . . . . . . . . . . . . . . .           69,000                  53,000
                                                                              -------------            ------------
   Net cash used by financing
   activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (886,000)               (581,000)
                                                                              -------------            ------------

Net increase in cash and cash equivalents  . . . . . . . . . . . . . . . .        4,849,000                 687,000

Cash and cash equivalents at beginning of year . . . . . . . . . . . . . .        2,243,000               3,631,000
                                                                              -------------            ------------

Cash and cash equivalents at end of period . . . . . . . . . . . . . . . .    $   7,092,000            $  4,318,000
                                                                              =============            ============

See accompanying notes.

REPUBLIC GROUP INCORPORATED
Notes to Consolidated Financial Statements
September 30, 1996 and 1995 (Unaudited)


(1) In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, to fairly present the Company's financial position as of September 30, 1996, and the results of operations and cash flows for the periods ended September 30, 1996 and 1995. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K as of June 30, 1996.

(2) Per share computations are based on the weighted average number of common shares outstanding during each period. Net income per common and common equivalent share, on a fully diluted basis, is substantially the same as primary earnings per share as presented. The number of shares used in the per share computations were 10,698,000 for the three month period ended September 30, 1996 and 10,629,000 for the comparable 1995 period.

(3) In connection with its preparations for a warehouse addition to its paperboard mill located in Commerce City, Colorado, a suburb of Denver, the Company discovered and has been investigating the presence of subsurface petroleum hydrocarbons. The Company retained an environmental consultant who concluded that fuel oil, jet fuel, and gasoline additives had migrated in the subsurface of the Company's property from an adjacent property. The Company has conducted its own investigations, and the adjacent property owner has conducted its own investigations. Additionally, the Company and the adjacent property owner have jointly sponsored investigations. Discussions between the parties continue. The Company has completed the construction of the warehouse addition under approval of the Colorado Department of Health. At this time, the Company has not ascertained the future liability, if any, of the above matter.

(4) Reclassification: Certain prior year balances have been reclassified to conform with current year presentation.

(5) Subsequent Event: On October 24, 1996, the Company declared a quarterly cash dividend of $.09 per share payable to the stockholders of record on November 29, 1996 to be paid on December 16, 1996. Dividend payments of approximately $955,000 will be paid from existing cash balances.

(6) Income Taxes: The provisions for income taxes are based on estimated annual effective tax rates, which differ from the federal statutory rates principally due to state income taxes and certain non-deductible expenses. These estimates are updated quarterly.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Quarters Ended September 30, 1996 and 1995. Consolidated net income was $5,019,000 or $.47 per share on net sales of $29,004,000 for the first quarter ended September 30, 1996. This compares to net income of $3,168,000 or $.30 per share on net sales of $32,272,000 for the same quarter of 1995. Operating profits were likewise up 49% to $8,244,000 from $5,515,000 recorded in the September 1995 quarter.

         Recycled paperboard shipments increased 2% and gypsum wallboard 6% from the September 1995 quarter to the 1996 quarter. Increased shipments coupled with improved operating margins caused the large increase in consolidated net income. The increase in operating margins was primarily attributable to a decrease in raw material costs in both operating segments. However, the decrease in raw material costs, principally reclaimed paper fiber, in the recycled paperboard segment also precipitated a downward drift in net selling prices for the Company's products as is evident by the decline in net sales from the 1995 quarter to the 1996 quarter. Additionally, raw material costs in the gypsum wallboard segment were affected favorably by the decline in the cost of recycled paperboard, a large cost component of gypsum wallboard. Another factor which influenced margins was a 3.7% increase in the average gross selling price of gypsum wallboard from the September 1995 quarter to the September 1996 quarter.

         The cost of old corrugated containers (OCC) and double-lined kraft
(DLK) rose $10 to $15 per ton in the month of September. These are two principal grades of reclaimed paper fiber utilized in the manufacture of recycled paperboard. Additionally, the cost of DLK and high-end white grades rose slightly in the month of October. Due to this modest upward trend, paperboard operating margins may decline from the September 1996 quarter to December 1996 quarter.


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

Liquidity and Capital Resources

         The following is a summary of certain financial statistics related to the liquidity of the Company at September 30, 1996, and at June 30, 1996.

                                             Sept. 30, 1996      June 30, 1996
                                             --------------     --------------
Working Capital                               $26,563,000         $22,485,000
Current Ratio                                       2.8:1               2.8:1
Cash and investments                          $20,132,000         $14,568,000
Long-term debt (including current portion)    $24,840,000         $24,840,000


         The Company obtained a $28,000,000 term loan from a commercial bank for the purchase of Halltown Paperboard Company pursuant to a loan agreement dated June 30, 1995. The term loan matures in June 2002. The Halltown facility was used as collateral for the loan.

         The Company also obtained a $ 7,000,000 line of credit from a commercial bank pursuant to a loan agreement dated June 30, 1995. The revolving credit facility is for two years, renewable every year for an additional year. To date, no amounts have been borrowed against the revolving credit facility. The revolving credit facility expires June 30, 1998. Management believes that cash and investments, and internally generated funds, supplemented as needed by advances under the working capital line of credit, will be sufficient to meet the Company's short-term working capital requirements.

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

         On October 24, 1996, the Board of Directors of the Company declared a quarterly cash dividend of $.09 per share on its outstanding common stock to be paid on December 16, 1996 to stockholders of record on November 29, 1996. The dividend payment will amount to approximately $955,000 and will be paid from existing cash balances.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on October 24, 1996. The votes cast on each item in order of the listing in the Proxy was as follows:

         1.  Election of Directors

                                      Votes          Votes To           Broker
                                       For       Withhold Authority    Non-Votes
                                    ---------    ------------------    ---------
             Steve L. Gagnon        8,741,709         753,353              0
             Bert A. Nelson         8,743,309         751,753              0
             Talbot Rain            8,732,040         763,022              0
             Gerald L. Ray          8,737,783         757,279              0
             Robert F. Sexton       8,742,046         753,016              0
             David P. Simpson       8,719,460         775,602              0
             Phil Simpson           8,743,309         751,753              0
             L. L. Wallace          8,708,151         786,911              0
             David B. Yarbrough     8,731,970         763,092              0


         2. Approval of an amendment to the Company's Restated Certificate of Incorporation (the "Certificate") to add a "fair price" provision requiring that certain transactions with interested 15% stockholders of the Company or certain related parties (an "Interested Person") be approved by the vote of the holders of not less than 66-2/3% of the total voting power of all outstanding shares of voting stock of the Company (excluding shares held by such Interested Person) unless the transaction is approved by a majority of the Continuing Directors (as defined in such amendment) or certain procedural and fair price requirements are satisfied.

                     For          Against        Abstain       Broker Non-Votes
                     ---          -------        -------       ----------------
                  5,840,706      2,101,724       129,311           1,423,321

         3. Approval of an amendment to the Certificate to add a requirement that action by stockholders only be taken at an annual or special meeting of stockholders and not by written consent.

                     For          Against        Abstain       Broker Non-Votes
                     ---          -------                      ----------------
                  5,922,323      2,126,343        86,108           1,360,288

         4. Approval of an amendment to the Certificate to add a requirement that amendment, alteration or repeal of the Amended and Restated Bylaws of the Company by the stockholders requires the vote of the holders of not less than 66-2/3% of the total voting power of all outstanding shares of voting stock of the Company, and, if such action has been proposed by an Interested Person, the additional vote of the holders of not less than 66 2/3% of the total voting power of all outstanding shares of voting stock not beneficially owned by an Interested Person.

                     For          Against        Abstain       Broker Non-Votes
                     ---          -------        -------       ----------------
                  5,477,040      2,454,552       140,149           1,423,321

         5. Approval of an amendment to the Certificate to add a requirement that amendment, alteration or repeal of the foregoing amendments to the Certificate that are approved, as well as the amendment that would be added by this proposal itself, requires the vote of the holders of not less than 66-2/3% of the total voting power of all outstanding shares of voting stock, and, if such action has been proposed by an Interested Person, the additional vote of the holders of not less than 66 2/3% of the total voting power of all outstanding shares of voting stock not beneficially owned by an Interested Person.

                     For          Against        Abstain       Broker Non-Votes
                     ---          -------        -------       ----------------
                  5,502,661      2,456,725       112,355           1,423,321

         6. Approval of an amendment to the Certificate to increase the total number of authorized shares of Common Stock from 25,000,000 to 35,000,000.

                     For          Against        Abstain       Broker Non-Votes
                     ---          -------        -------       ----------------
                  7,747,546      1,639,451       108,065               0

         7. Approval of certain amendments to the Company's 1989 Long-Term Incentive Plan (as more particularly described in the Proxy Statement).

                     For          Against        Abstain       Broker Non-Votes
                     ---          -------        -------       ----------------
                  7,238,675       744,520        151,578           1,360,289

         8. Approval of certain amendments to the Company's Non-Employee Director Stock Option Plan (as more particularly described in the Proxy Statement).

                     For          Against        Abstain       Broker Non-Votes
                     ---          -------        -------       ----------------
                  7,373,650       606,159        154,964           1,360,289

         9. In their discretion on any other matters as may properly come before the meeting or any adjournment(s) thereof.

                     For          Against        Abstain       Broker Non-Votes
                     ---          -------        -------       ----------------
                  9,459,462        35,600           0                  0

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits
                 3(a) The Second Restated Certificate of Incorporation of the Company.

                 3(b)       Amended and Restated ByLaws of the Company.

                 10(a) Restated and Amended 1989 Long-Term Incentive Plan, which is a "management contract or compensatory plan or arrangement".

                 10(b) Amended Non-Employee Director Stock Option Plan, which is a "management contract or compensatory plan or arrangement".

                 27         Article 5 of Regulation S-X-Financial Data Schedule.

         (b)     Reports on Form 8-K

                 None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        REPUBLIC GROUP INCORPORATED


November 11, 1996                       /s/  DOYLE R. RAMSEY
                                        --------------------------------------
                                        Doyle R. Ramsey
                                        Vice President and Chief
                                        Financial Officer


November 11, 1996                       /s/ JOHN W. MCCRACKEN
                                        --------------------------------------
                                        John W. McCracken
                                        Controller and Principal
                                        Accounting Officer

                              INDEX TO EXHIBITS



Exhibit                           Description
---------                         -----------
  3(a)              The Second Restated Certificate of Incorporation

  3(b)              Amended and Restated ByLaws of the Company

  10(a)             Restated and Amended 1989 Long-Term Incentive Plan

  10(b)             Amended Non-Employee Director Stock Option Plan

  27                Article 5 of Regulation S-X-Financial Data Schedule