Form 10-Q
period 1996-12-31
REPUBLIC GROUP INC
filed 1997-02-10
CIK 83226

                                  FORM 10-Q

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                          ___________________________

(Mark One)
   [X]

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1996

                                     OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . to  . . . . . . . . . . . . . .

                        Commission file number 1-7210

                         REPUBLIC GROUP INCORPORATED
           (Exact name of registrant as specified in its charter)

        DELAWARE                                           75-1155922
        --------                                           ----------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification No.)


811 East 30th Avenue, Hutchinson, Kansas                   67502-4341
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip code)


Post Office Box 1307, Hutchinson, Kansas                   67504-1307
----------------------------------------                   ----------
   (Mailing Address)                                       (Zip code)



                                 316-727-2700
                              ------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X       No    .
                                               ---        ---

On January 31, 1997, there were 10,629,178 shares of the registrant's Common Stock, $1.00 par value outstanding.

                         REPUBLIC GROUP INCORPORATED

                                  FORM 10-Q
                               Quarterly Report

                   For the Quarter Ended December 31, 1996


                        PART I.  FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Reference is made to pages 2 through 8 hereof which set forth certain consolidated financial statements of Registrant in accordance with Part I of Form 10-Q.

                 The consolidated financial statements include the accounts of Republic Group Incorporated and its wholly owned subsidiaries (collectively referred to as the "Company").

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
Quarters Ended December 31, 1996 and 1995 (Unaudited)



                                                      1996            1995
                                                  -------------  --------------
Gross sales                                       $  36,286,000  $ 33,955,000
            ----------------------------------

Less freight and discounts                            5,317,000     4,227,000
                           -------------------    -------------  ------------

Net sales                                            30,969,000    29,728,000
          ------------------------------------

Costs and expenses:
    Cost of sales                                    19,239,000    19,144,000
                  ----------------------------
    Selling and administrative expenses               3,809,000     3,350,000
                                        ------    -------------  ------------
                                                     23,048,000    22,494,000
                                                  -------------  ------------

Operating profit                                      7,921,000     7,234,000
                 -----------------------------

Other expense, net                                     (100,000)     (351,000)
                   ---------------------------    -------------  ------------

Income before income taxes                            7,821,000     6,883,000
                           -------------------

Provision for income taxes                            2,892,000     2,753,000
                           -------------------    -------------  ------------

Net income                                        $   4,929,000  $  4,130,000
           -----------------------------------    =============  ============


Income per common and common equivalent share     $        0.46  $       0.39
                                             -    =============  ============


Weighted average shares outstanding                  10,732,000    10,666,000
                                   -----------


See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended December 31, 1996 and 1995 (Unaudited)



                                                           1996                  1995
                                                      --------------    -------------
Gross sales                                            $  70,166,000    $  70,578,000
            ----------------------------------

Less freight and discounts                                10,193,000        8,578,000
                           -------------------         -------------    -------------

Net sales                                                 59,973,000       62,000,000
          ------------------------------------

Costs and expenses:
    Cost of sales                                         36,850,000       42,566,000
                  ----------------------------
    Selling and administrative expenses                    6,958,000        6,685,000
                                        ------         -------------    -------------
                                                          43,808,000       49,251,000
                                                       -------------    -------------

Operating profit                                          16,165,000       12,749,000
                 -----------------------------

Other expense, net                                          (429,000)        (766,000)
                   ---------------------------         -------------    -------------

Income before income taxes                                15,736,000       11,983,000
                           -------------------

Provision for income taxes                                 5,788,000        4,685,000
                           -------------------         -------------    -------------

Net income                                             $   9,948,000        7,298,000
           -----------------------------------         =============    =============


Income per common and common equivalent share          $        0.93    $        0.69
                                             -         =============    =============


Weighted average shares outstanding                       10,714,000       10,647,000
                                    ----------


See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
December 31, 1996 and June 30, 1996


                                                                           December 31,              June 30,
ASSETS                                                                        1996                      1996
                                                                       ------------------       -------------------
                                                                           (Unaudited)
Current assets:
  Cash and cash equivalents                                              $      2,870,000        $      2,243,000
                            ----------------------------------------
  Investments and marketable securities, at market                             19,310,000              12,325,000
                                                   -----------------
  Accounts receivable, net                                                     12,724,000              11,727,000
                           -----------------------------------------
  Income tax refunds receivable                                                   585,000                 902,000
                                ------------------------------------
  Inventories:
    Finished goods                                                              2,027,000               2,095,000
                   -------------------------------------------------
    Raw materials and supplies                                                  4,806,000               4,638,000
                               -------------------------------------     ----------------        ----------------

                                                                                       --
                                                                                6,833,000               6,733,000
  Prepaid expenses                                                                390,000                 557,000
                   -------------------------------------------------
  Net assets held for sale                                                         26,000                  26,000
                           -----------------------------------------
  Deferred income taxes                                                           790,000                 790,000
                        --------------------------------------------     ----------------        ----------------
    Total current assets                                                       43,528,000              35,303,000
                         -------------------------------------------

Property, plant and equipment, at cost                                        113,635,000             110,243,000
                                       -----------------------------
  Less accumulated depreciation, amortization
    and depletion                                                              43,399,000              40,134,000
                  --------------------------------------------------     ----------------        ----------------
                                                                               70,236,000              70,109,000
Other assets                                                                      844,000                 712,000
             -------------------------------------------------------     ----------------        ----------------

                                                                                    -----
Total assets                                                             $    114,608,000        $    106,124,000
             -------------------------------------------------------     ================        ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                       $      5,617,000        $      5,114,000
                   -------------------------------------------------
  Accrued payroll and employee benefits                                         2,966,000               2,666,000
                                        ----------------------------
  Income taxes payable                                                            107,000                     --
                        --------------------------------------------
  Other current liabilities                                                     1,614,000               1,628,000
                            ----------------------------------------
  Current portion of long-term debt                                             3,540,000               3,410,000
                                    --------------------------------     ----------------        ----------------
    Total current liabilities                                                  13,844,000              12,818,000
                              -------------------------------------

Long-term debt due after one year                                              19,630,000              21,430,000
                                  ----------------------------------
Deferred income taxes                                                           9,628,000               8,592,000
                      ----------------------------------------------
Other long-term liabilities                                                       618,000                 620,000
                            ----------------------------------------

Stockholders' equity:
  Common stock, $1 par value                                                   10,631,000              10,607,000
                             ---------------------------------------
  Additional paid-in capital                                                   12,626,000              12,462,000
                             ---------------------------------------
  Retained earnings                                                            47,631,000              39,595,000
                    ------------------------------------------------     ----------------        ----------------

    Total stockholders' equity                                                 70,888,000              62,664,000
                               -------------------------------------     ----------------        ----------------
Total liabilities and stockholders' equity                               $    114,608,000        $    106,124,000
                                           -------------------------     ================        ================


See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 1996 and 1995 (Unaudited)



                                                                                  1996                   1995
                                                                            ----------------       --------------
Cash flows from operating activities:
  Net income                                                                $    9,948,000         $   7,298,000
             ------------------------------------------------------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, amortization and depletion                                     3,372,000             2,879,000
                                             ----------------------
    Deferred income taxes                                                        1,036,000                   --
                          -----------------------------------------
    Loss on sale of assets                                                          12,000                 2,000
                           ----------------------------------------
    Changes in current assets and liabilities:
      Accounts receivable                                                         (997,000)             (249,000)
                          -----------------------------------------
      Income tax refunds receivable                                                317,000                76,000
                                    -------------------------------
      Inventories                                                                 (100,000)              948,000
                  -------------------------------------------------
      Prepaid expenses                                                             167,000               116,000
                       --------------------------------------------
      Accounts payable and accrued liabilities                                     789,000              (691,000)
                                               --------------------
      Income taxes payable                                                         107,000             1,733,000
                           ----------------------------------------
    Other assets and liabilities                                                  (134,000)               11,000
                                 ----------------------------------         --------------         -------------

  Net cash provided by operating activities                                     14,517,000            12,123,000
                                            -----------------------

Cash flows from investing activities:
   Additions to property, plant and equipment                                   (3,550,000)           (3,996,000)
                                              ---------------------
   Proceeds from sale of property, plant and equipment                              39,000               168,000
                                                       ------------
   Purchases of investments                                                    (14,890,000)           (2,950,000)
                            ---------------------------------------
   Proceeds from sale of investments                                             7,905,000                25,000
                                     ------------------------------
   Other                                                                               --                  3,000
         ----------------------------------------------------------         --------------           -----------

   Net cash used by investing activities                                       (10,496,000)           (6,750,000)
                                         --------------------------

Cash flows from financing activities:
   Dividends paid                                                               (1,912,000)           (1,427,000)
                  -------------------------------------------------
   Reduction of long-term debt                                                  (1,670,000)           (1,550,000)
                               ------------------------------------
   Proceeds from exercised stock options                                           188,000               118,000
                                         --------------------------         --------------         -------------

   Net cash used by financing activities                                        (3,394,000)           (2,859,000)
                                         --------------------------         --------------         -------------

Net increase in cash and cash equivalents                                          627,000             2,514,000
                                          -------------------------

Cash and cash equivalents at beginning of year                                   2,243,000             3,631,000
                                               --------------------         --------------         -------------



Cash and cash equivalents at end of period                                  $    2,870,000         $   6,145,000
                                           ------------------------         ==============         =============


See accompanying notes.

REPUBLIC GROUP INCORPORATED
Notes to Consolidated Financial Statements
December 31, 1996 and 1995 (Unaudited)

(1) In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, to fairly present the Company's financial position as of December 31, 1996, and the results of operations and cash flows for the periods ended December 31, 1996 and 1995. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K as of June 30, 1996.

(2) Per share computations are based on the weighted average number of common shares outstanding during each period. Income per common and common equivalent share on a fully diluted basis is substantially the same as primary income per share as presented. The number of shares used in the per share computations were 10,732,000 and 10,714,000 for the three-month and six-month periods ended December 31, 1996 and 10,666,000 and 10,647,000 for the comparable 1995 periods.

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

(5) Subsequent Event: On January 28, 1997, the Company declared a 10% stock dividend (the "Stock Dividend") and a quarterly cash dividend of $.09 per share of common stock payable to the stockholders of record on February 28, 1997 to be paid on March 14, 1997. Cash dividend payments of approximately $1,060,000 will be paid from existing cash balances. The issuance of the Stock Dividend will not affect the stockholders' proportionate interests in the Company. Had the Stock Dividend been issued as of December 31, 1996, the Company's outstanding common shares would have been restated for all periods presented and income per common and common equivalent share would have been $0.42 and $0.35 for the quarters ended December 31, 1996 and 1995, respectively, and $0.84 and $0.62 for the six months ended December 31, 1996 and 1995, respectively. The Company's common stock outstanding will be restated in the Third Quarter of fiscal 1997 for all periods presented to reflect the Stock Dividend. Additionally, each additional share of common stock issued pursuant to the Stock Dividend will be accompanied by one common stock purchase right issued pursuant to the Company's Rights Agreement dated May 1, 1996, as amended, and such rights will be represented by the stock certificates for such common shares. Pursuant to the Rights Agreement, the number of shares of common stock purchasable upon exercise of rights outstanding at the record date for the Stock Dividend and the exercise price of such rights will be proportionately adjusted in accordance with the Rights Agreement to reflect the stock dividend.

(6) Income Taxes: The provisions for income taxes are based on estimated annual effective tax rates, which differ from the federal statutory rates principally due to state income taxes and certain non-deductible expenses. These estimates are updated quarterly.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Quarters Ended December 31, 1996 and 1995. Consolidated net income was $4,929,000 or $.46 per share on net sales of $30,969,000 for the second quarter ended December 31, 1996. This compares favorably to net income of $4,130,000 or $.39 per share on net sales of $29,728,000 for the same quarter of 1995. Operating profits were up 10% to $7,921,000 from $7,234,000 recorded in the December 1995 quarter.

         Net income improved 19% and net sales 4% between the 1995 and 1996 December quarters. This was principally due to a 14% increase in shipments and a 15% increase in average net selling prices of gypsum wallboard. There was essentially no change in recycled paperboard shipments from the December 1995 quarter to the 1996 quarter. Recycled paperboard operating results were affected by an 8% decline in per unit net selling prices from the December 1995 quarter to the 1996 quarter. This decline was partially offset by a decrease in raw materials costs, principally reclaimed paper fiber. Additionally, the decline in net selling prices of recycled paperboard benefited the gypsum wallboard segment causing a 5% decrease in raw material per unit costs. Recycled paperboard facing paper is the largest cost component in the manufacturing of gypsum wallboard. The Company's gypsum wallboard segment results were affected adversely by higher natural gas prices when comparing the two quarters. However, the Company previously hedged against the potential for higher natural gas prices during the winter months by contracting a portion of its requirements. Because of the harsh winter experienced to date throughout much of the country, natural gas prices on the spot market are extremely high. Even though the Company has a significant percentage of its natural gas requirements presently under contract, the Company could realize higher fuel costs in fiscal 1998. Selling and administrative expenses, as a percent of net sales, rose 1% from 1995 to 1996, due primarily to higher payroll costs and commissions.

         Six Months Ended December 31, 1996 and 1995. Consolidated net income for the six months ended December 31, 1996 was $9,948,000 or $.93 per share on net sales of $59,973,000 as compared to consolidated net income of $7,298,000 or $.69 per share on net sales of $62,000,000 for the same period in 1995. Operating profits were similarly up 27% to $16,165,000 from $12,749,000 recorded in the six months ended December 31, 1995.

         In the six months ended December 31, 1996 net income increased 36% due primarily to those same trends which influenced the quarter. Operating profit margins increased 4% at the recycled paperboard mills from 1995 to 1996, primarily due to a significant decrease in raw materials costs. Selling and administrative expenses, as a percent of net sales, increased from 10.8% in 1995 to 11.6% in 1996, essentially caused by those same reasons as outlined in the quarterly comparisons.


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

Liquidity and Capital Resources

         The following is a summary of certain financial statistics related to the liquidity of the Company at December 31, 1996, and at June 30, 1996.

                                                       Dec. 31, 1996             June 30, 1996
                                                       -------------            --------------
Cash, cash equivalents and investments                   $22,180,000              $14,568,000
Working capital                                          $29,684,000              $22,485,000
Ratio of current assets to current liabilities                 3.1:1                    2.8:1
Interest-bearing debt (including current portion)        $23,170,000              $24,840,000
Interest-bearing debt as a percent of
    total capital employed                                        22%                      26%

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

         The Board of Directors of the Company has approved new budgeted capital expenditures of $8.6 million for fiscal 1997. There have been approximately $3.6 million in fixed asset additions through December 31, 1996. Cash provided by operations and existing cash balances should be sufficient to fund these expenditures.

         On January 28, 1997, the Company declared a 10% stock dividend (the "Stock Dividend") and a quarterly cash dividend of $.09 per share of common stock payable to the stockholders of record on February 28, 1997 to be paid on March 14, 1997. Cash dividend payments of approximately $1,060,000 will be paid from existing cash balances. The issuance of the Stock Dividend will not affect the stockholders' proportionate interests in the Company. Had the Stock Dividend been issued as of December 31, 1996, the Company's outstanding common shares would have been restated for all periods presented and income per common and common equivalent share would have been $0.42 and $0.35 for the quarters ended December 31, 1996 and 1995, respectively, and $0.84 and $0.62 for the six months ended December 31, 1996 and 1995, respectively. The Company's common stock outstanding will be restated in the Third Quarter of fiscal 1997 for all periods presented to reflect the Stock Dividend. Additionally, each additional share of common stock issued pursuant to the Stock Dividend will be accompanied by one common stock purchase right issued pursuant to the Company's Rights Agreement dated May 1, 1996, as amended, and such rights will be represented by the stock certificates for such common shares. Pursuant to the Rights Agreement, the number of shares of common stock purchasable upon exercise of rights outstanding at the record date for the Stock Dividend and the exercise price of such rights will be proportionately adjusted in accordance with the Rights Agreement to reflect the stock dividend.

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

Item 2.      Changes in Securities
             Not applicable.

Item 3.      Defaults Upon Senior Securities
             Not applicable.

Item 4.      Submission of Matters to a Vote of Security Holders

             Information regarding the submission of matters to a vote of security holders is set forth in Item 4 of Part II of the Company's previously filed Securities and Exchange Commission Report on 10-Q for the quarterly period ended September 30, 1996 and is incorporated herein by reference.

Item 5.      Other Information
             Not applicable.

Item 6.      Exhibits and Reports on Form 8-K.

             (a) Exhibits
                   27       Article 5 of Regulation S-X-Financial Data Schedule.

             (b) Reports on Form 8-K.  The Company filed an Amended and
                 Restated Rights Plan on Form 8-K, dated September 19, 1996 (date of earliest event reported) on November 22, 1996, which amends and restates the previously filed Rights Plan.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 REPUBLIC GROUP INCORPORATED


February 10, 1997                                /s/ Doyle R. Ramsey
                                                 -------------------
                                                 Doyle R. Ramsey
                                                 Vice President and Chief
                                                 Financial Officer



February 10, 1997                                /s/ John W. McCracken
                                                 ---------------------
                                                 John W. McCracken
                                                 Controller and Principal
                                                 Accounting Officer

                              INDEX TO EXHIBITS



Exhibit                                    Description
---------                                  -----------
    27                 Article 5 of Regulation S-X-Financial Data Schedule