Form 10-Q
period 1997-03-31
REPUBLIC GROUP INC
filed 1997-05-07
CIK 83226

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                          ___________________________

         (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . . .  to  . . . . . . . . . . .

                         Commission file number 1-7210

                          REPUBLIC GROUP INCORPORATED
           ----------------------------------------------------------
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

On April 30, 1997, there were 11,713,188 shares of the registrant's Common Stock, $1.00 par value outstanding.

                          REPUBLIC GROUP INCORPORATED

                                   FORM 10-Q
                                Quarterly Report

                      For the Quarter Ended March 31, 1997


                         PART I.  FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Reference is made to pages 2 through 10 hereof which set forth certain consolidated financial statements of Registrant in accordance with Part I of Form 10-Q.

                 The consolidated financial statements include the accounts of Republic Group Incorporated and its wholly owned subsidiaries (collectively referred to as the "Company").

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
Quarters Ended March 31, 1997 and 1996 (Unaudited)

                                                                                     1997                       1996
                                                                                 -------------               ------------
Gross sales                                                                      $  35,747,000               $ 33,860,000
            ------------------------------------------------------

Less freight and discounts                                                           5,019,000                  4,674,000
                           ---------------------------------------               -------------               ------------

Net sales                                                                           30,728,000                 29,186,000
          --------------------------------------------------------
Costs and expenses:
    Cost of sales                                                                   19,650,000                 18,407,000
                  ------------------------------------------------
    Selling and administrative expenses                                              3,646,000                  3,504,000
                                        --------------------------               -------------               ------------
                                                                                    23,296,000                 21,911,000
                                                                                 -------------               ------------

Operating profit                                                                     7,432,000                  7,275,000
                 -------------------------------------------------

Other expense, net                                                                    (152,000)                  (365,000)
                   -----------------------------------------------               -------------               ------------

Income before income taxes                                                           7,280,000                  6,910,000
                           ---------------------------------------

Provision for income taxes                                                           2,604,000                  2,752,000
                           ---------------------------------------               -------------               ------------

Net income                                                                       $   4,676,000               $  4,158,000
           -------------------------------------------------------               =============               ============


Income per common and common equivalent share                                    $        0.40               $       0.35
                                              --------------------               =============               ============



Weighted average shares outstanding                                                 11,724,000                 11,749,000
                                    ------------------------------


See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended March 31, 1997 and 1996 (Unaudited)

                                                                                     1997                        1996
                                                                                  ------------               ------------
Gross sales                                                                       $105,913,000               $104,438,000
            ------------------------------------------------------

Less freight and discounts                                                          15,212,000                 13,252,000
                           ---------------------------------------                ------------               ------------

Net sales                                                                           90,701,000                 91,186,000
          --------------------------------------------------------

Costs and expenses:
    Cost of sales                                                                   56,500,000                 60,973,000
                  ------------------------------------------------
    Selling and administrative expenses                                             10,604,000                 10,189,000
                                        --------------------------                ------------               ------------
                                                                                    67,104,000                 71,162,000
                                                                                  ------------               ------------

Operating profit                                                                    23,597,000                 20,024,000
                 -------------------------------------------------

Other expense, net                                                                    (581,000)                (1,131,000)
                   -----------------------------------------------                ------------               ------------

Income before income taxes                                                          23,016,000                 18,893,000
                           ---------------------------------------

Provision for income taxes                                                           8,392,000                  7,437,000
                           ---------------------------------------                ------------               ------------

Net income                                                                        $ 14,624,000               $ 11,456,000
           -------------------------------------------------------                ============               ============


Income per common and common equivalent share                                     $       1.25               $       0.98
                                              --------------------                ============               ============



Weighted average shares outstanding                                                 11,735,000                 11,722,000
                                    ------------------------------


See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
March 31, 1997 and June 30, 1996

                                                                                March 31, 1997              June 30, 1996
                                                                                --------------              -------------
ASSETS                                                                            (Unaudited)
Current assets:
    Cash and cash equivalents                                                    $   3,576,000              $   2,243,000
                              ------------------------------------
    Investments and marketable securities, at market                                21,875,000                 12,325,000
                                                     -------------
    Accounts receivable, net                                                        12,967,000                 11,727,000
                             -------------------------------------
    Income tax refunds receivable                                                      378,000                    902,000
                                  --------------------------------
    Inventories:
                 -------------------------------------------------
         Finished goods                                                              2,370,000                  2,095,000
                        ------------------------------------------
         Raw materials and supplies                                                  5,187,000                  4,638,000
                                    ------------------------------               -------------              -------------
                                                                                     7,557,000                  6,733,000
    Prepaid expenses                                                                   361,000                    557,000
                     ---------------------------------------------
    Net assets held for sale                                                            26,000                     26,000
                             -------------------------------------
    Deferred income taxes                                                              790,000                    790,000
                          ----------------------------------------               -------------              -------------
         Total current assets                                                       47,530,000                 35,303,000
                              ------------------------------------

Property, plant and equipment, at cost                                             115,851,000                110,243,000
                                       ---------------------------
    Less accumulated depreciation, amortization
         and depletion                                                              45,155,000                 40,134,000
                       -------------------------------------------               -------------              -------------
                                                                                    70,696,000                 70,109,000
Other assets                                                                           820,000                    712,000
             -----------------------------------------------------               -------------              -------------
Total assets                                                                     $ 119,046,000              $ 106,124,000
             -----------------------------------------------------               =============              =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                             $   5,596,000              $   5,114,000
                     ---------------------------------------------
    Accrued payroll and employee benefits                                            3,377,000                  2,666,000
                                          ------------------------
    Income taxes payable                                                               179,000                         --
                         -----------------------------------------
    Other current liabilities                                                        1,800,000                  1,628,000
                              ------------------------------------
    Current portion of long-term debt                                                3,540,000                  3,410,000
                                      ----------------------------               -------------              -------------
         Total current liabilities                                                  14,492,000                 12,818,000
                                   -------------------------------

Long-term debt due after one year                                                   19,630,000                 21,430,000
                                  --------------------------------
Deferred income taxes                                                                9,735,000                  8,592,000
                      --------------------------------------------
Other long-term liabilities                                                            620,000                    620,000
                            --------------------------------------

Stockholders' equity:
    Common stock, $1 par value                                                      11,713,000                 10,607,000
                               -----------------------------------
    Additional paid-in capital                                                      27,830,000                 12,462,000
                               -----------------------------------
    Retained earnings                                                               35,026,000                 39,595,000
                      --------------------------------------------               -------------              -------------

         Total stockholders' equity                                                 74,569,000                 62,664,000
                                    ------------------------------               -------------              -------------
Total liabilities and stockholders' equity                                       $ 119,046,000              $ 106,124,000
                                           -----------------------               =============              =============

See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 1997 and 1996 (Unaudited)

                                                                                     1997                       1996
                                                                                  ------------              -------------
Cash flows from operating activities:
    Net income                                                                    $ 14,624,000              $  11,456,000
               -------------------------------------------------------
    Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation, amortization and depletion                                    5,172,000                  4,521,000
                                                  --------------------
         Deferred income taxes                                                       1,143,000                    265,000
                               ---------------------------------------
         Loss on sale of assets                                                         13,000                     63,000
                                --------------------------------------
         Changes in current assets and liabilities:
             Accounts receivable                                                    (1,240,000)                  (998,000)
                                 -------------------------------------
             Income tax refunds receivable                                             524,000                    134,000
                                           ---------------------------
             Inventories                                                              (824,000)                   673,000
                         ---------------------------------------------
             Prepaid expenses                                                          196,000                    147,000
                              ----------------------------------------
             Accounts payable and accrued liabilities                                1,365,000                    (94,000)
                                                      ----------------
             Income taxes payable                                                      179,000                  1,280,000
                                  ------------------------------------
         Other assets and liabilities                                                 (108,000)                    25,000
                                      --------------------------------            ------------              -------------

    Net cash provided by operating activities                                       21,044,000                 17,472,000
                                              ------------------------

Cash flows from investing activities:
    Additions to property, plant and equipment                                      (5,827,000)                (6,204,000)
                                               -----------------------
    Proceeds from sale of property, plant and equipment                                 55,000                    224,000
                                                        --------------
    Purchases of investments                                                       (18,860,000)               (14,550,000)
                             -----------------------------------------
    Proceeds from sale of investments                                                9,310,000                  4,425,000
                                      --------------------------------
    Other                                                                                   --                      1,000
          ------------------------------------------------------------            ------------              -------------
    Net cash used by investing activities                                          (15,322,000)               (16,104,000)
                                          ----------------------------

Cash flows from financing activities:
    Dividends paid                                                                  (2,966,000)                (2,222,000)
                   ---------------------------------------------------
    Reduction of long-term debt                                                     (1,670,000)                (1,550,000)
                                --------------------------------------
    Proceeds from exercised stock options                                              247,000                    196,000
                                          ----------------------------            ------------              -------------
    Net cash used by financing activities                                           (4,389,000)                (3,576,000)
                                          ----------------------------            ------------              -------------

Net increase (decrease) in cash and cash equivalents                                 1,333,000                 (2,208,000)
                                                     -----------------

Cash and cash equivalents at beginning of year                                       2,243,000                  3,631,000
                                               -----------------------            ------------              -------------

Cash and cash equivalents at end of period                                        $  3,576,000              $   1,423,000
                                           ---------------------------            ============              =============

See accompanying notes.

REPUBLIC GROUP INCORPORATED
Notes to Consolidated Financial Statements
March 31, 1997 and 1996 (Unaudited)

(1) In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, to fairly present the Company's financial position as of March 31, 1997, and the results of operations and cash flows for the periods ended March 31, 1997 and 1996. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K as of June 30, 1996.

(2) Per share computations are based on the weighted average number of common and common equivalent shares outstanding during each period. Income per common and common equivalent share on a diluted basis is substantially the same as primary income per share as presented. The number of shares used in the per share computations was 11,724,000 and 11,735,000 for the three-month and nine-month periods ended March 31, 1997 and 11,749,000 and 11,722,000 for the comparable 1996 periods. The Company will adopt the provisions of SFAS No. 128, "Earnings Per Share," in the second quarter of fiscal 1998. SFAS No. 128, issued in February 1997, replaces the primary earnings per share calculation with a basic earnings per share calculation. Had the Company adopted the provisions of SFAS No. 128 during the third quarter of fiscal 1997, the impact of the adoption on the calculation of net income per share would have been insignificant.

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

(5) Subsequent Event: On April 22, 1997, the Company declared a quarterly cash dividend of $.09 per share payable to the stockholders of record on May 30, 1997, to be paid on June 16, 1997. Dividend payments of approximately $1,054,000 will be paid from existing cash balances.

(6) Income Taxes: The provisions for income taxes are based on estimated annual effective tax rates, which differ from the federal statutory rates principally due to state income taxes and certain non-deductible expenses. These estimates are updated quarterly.

(7) On January 28, 1997, the Company declared a 10% stock dividend (the "Stock Dividend") and a quarterly cash dividend of $.09 per share of common stock payable to the stockholders of record on February 28, 1997 to be paid on March 14, 1997. Cash dividend payments of approximately $1,054,000 were paid from existing cash balances. The issuance of the Stock Dividend did not affect the stockholders' proportionate interests in the Company. The Company's common stock outstanding was restated this quarter for all periods presented to reflect the Stock Dividend including per share calculations. Additionally, each additional share of common stock issued pursuant to the Stock Dividend was accompanied by one common stock purchase right issued pursuant to the Company's Rights Agreement dated May 1, 1996, as amended, and such rights were represented by the stock certificates for such common shares. Pursuant to the Rights Agreement, the number of shares of common stock purchasable upon exercise of rights outstanding at the record date for the Stock Dividend and the exercise price of such rights were proportionately adjusted in accordance with the Rights Agreement to reflect the stock dividend.

(8) Commitments: The Company had outstanding commitments to purchase property, plant and equipment of approximately $5,000,000 at March 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Quarters Ended March 31, 1997 and 1996. Consolidated net income for the third fiscal quarter ended March 31, 1997, was $4,676,000 or $.40 per share on net sales of $30,728,000. This compares to net income of $4,158,000 or $.35 per share on net sales of $29,186,000 reported for the same period one year ago. Operating profits were up 2% to $7,432,000 in the March quarter from $7,275,000 recorded in the 1996 March quarter.

         The 12% improvement in net income and 5% increase in net sales from the March 1996 quarter to the March 1997 quarter were primarily the result of a 4% increase in shipments and a 23% rise in net selling prices of gypsum wallboard. The improvements realized in the gypsum wallboard segment were mitigated by an overall 10% increase in the per unit variable cost of producing wallboard. Utilities cost, principally natural gas, increased significantly when comparing the two quarters. The Company previously hedged against the potential for higher gas prices during the winter months by contracting a portion of its requirements. Because of the harsh winter experienced throughout the country, natural gas prices on the spot market are still high when compared to recent years. Even though the Company has a significant percentage of its natural gas requirements presently under contract, the Company could continue to experience higher fuel costs at all of its facilities in future periods. Shipments of recycled paperboard were essentially unchanged from a strong March 1996 quarter to the 1997 quarter. A 7% decrease in average net selling prices of recycled paperboard coupled with a 4% increase in the variable per unit cost of production, principally due to higher reclaimed paper fiber costs, caused operating profit margins to retreat from 28% in the March 1996 quarter to historical levels in the March 1997 quarter (19%).
Consolidated selling and administrative expenses as a percent of net sales decreased slightly and other expenses decreased $213,000 from the March 1996 quarter to the March 1997 quarter. Other expenses are primarily the net result of interest expense on the Company's long-term debt and interest income earned on the Company's investments.

         Nine Months Ended March 31, 1997 and 1996. Consolidated net income for the nine months ended March 31, 1997, was $14,624,000 or $1.25 per share on net sales of $90,701,000. This compares favorably to net income of $11,456,000 or $.98 per share on net sales of $91,186,000 during the same period of 1996. Operating profits increased 18% from $20,024,000 to $23,597,000 from period to period.

         In the nine months ended March 31, 1997, consolidated net income increased 28% with net sales essentially flat when compared to the same period in 1996. Key factors which influenced the results were a 14% increase in net selling prices and an 8% increase in shipments of gypsum wallboard. Net selling prices of recycled paperboard decreased 10%; however, this decrease was substantially off-set by a 13% decrease in variable per unit cost of production of which a majority of the decrease was due to a decline in the cost of reclaimed paper fiber, the principal raw material utilized in the production of recycled paperboard. Shipments of recycled paperboard through March 31, 1997, were essentially unchanged from the record levels achieved in the same period of 1996. Operating margins of 23% in the Company's recycled paperboard mills for the nine months ended March 1997 exceeded historical margins, but were down from the 24% operating margin experienced during the same period of 1996.

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


Liquidity and Capital Resources

         The following is a summary of certain financial statistics related to the liquidity of the Company at March 31, 1997, and at June 30, 1996.

                                                                    March 31, 1997   June 30, 1996
                                                                    --------------   -------------
Cash, cash equivalents and investments                                $25,451,000      $14,568,000
Working Capital                                                       $33,038,000      $22,485,000
Ratio of current assets to current liabilities                              3.3:1            2.8:1
Interest-bearing debt (including current portion)                     $23,170,000      $24,840,000
Interest-bearing debt as a percent of total capital employed                   21%              26%

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

         The Board of Directors of the Company approved budgeted capital expenditures of $8.6 million for fiscal 1997. There have been approximately $5.8 million in fixed asset additions through March 31, 1997. On February 20, 1997, the Company announced a plan to upgrade and expand its gypsum wallboard production facilities in Duke, Oklahoma. Expenditures of approximately $26 million will double the annual productive capacity of the facility and maintain it as one of the country's lowest cost producers of gypsum wallboard. The project will require about eighteen months to complete. In addition, management of the Company anticipates spending approximately $5 million for additional rail cars to service the gypsum wallboard expansion. The Company expects cash provided by operations, existing cash balances and the revolving credit facility to be sufficient to fund the expenditures.

         On April 22, 1997, the Board of Directors of the Company declared a quarterly cash dividend of $.09 per share on its outstanding common stock to be paid on June 16, 1997 to stockholders of record on May 30, 1997. The dividend payment will amount to approximately $1,054,000 and will be paid from existing cash balances.

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

                                        REPUBLIC GROUP INCORPORATED


May 6, 1997                             /s/ Doyle R. Ramsey
                                        -------------------
                                        Doyle R. Ramsey
                                        Vice President and Chief
                                        Financial Officer



May 6, 1997                             /s/ John W. McCracken
                                        ---------------------
                                        John W. McCracken
                                        Controller and Principal
                                        Accounting Officer

                              INDEX TO EXHIBITS



Exhibit                                 Description
---------                               -----------
  27                 Article 5 of Regulation S-X-Financial Data Schedule