Form 10-K
period 1997-06-30
REPUBLIC GROUP INC
filed 1997-09-18
CIK 83226

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-K

                                   ---------

(MARK ONE)
  [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                                       OR
  [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
  FOR THE TRANSITION PERIOD FROM ................... TO ....................

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

ON AUGUST 29, 1997, THERE WERE 11,718,458 SHARES OF THE REGISTRANT'S COMMON STOCK AND COMMON STOCK SHARE PURCHASE RIGHTS OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT (BASED UPON THE CLOSING PRICE) ON AUGUST 29, 1997, WAS APPROXIMATELY $225,580,317.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE 1997 ANNUAL STOCKHOLDERS' MEETING ARE INCORPORATED BY REFERENCE INTO PARTS III AND IV.

================================================================================

                          REPUBLIC GROUP INCORPORATED

                                   FORM 10-K

                                 ANNUAL REPORT
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

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

     The strategic direction of the Company began shifting to the recycled paperboard industry when, in December 1983, the Company purchased two recycled paperboard mills at Hutchinson, Kansas and Commerce City, Colorado, a suburb of Denver, to diversify and to ensure a supply of quality gypsum-grade paperboard for its gypsum wallboard operations. During 1994, the Company purchased two paper recycling centers in Kansas City, Missouri and Topeka, Kansas. During fiscal 1996, the Company started a paper recycling production operation in Denver, Colorado. These facilities ensure additional supplies of paper fiber for its paperboard mills. On June 30, 1995, the Company purchased from Old Dominion Box Company substantially all of the operating assets of Halltown Paperboard Company, Halltown, West Virginia. The acquisition of Halltown furthered the Company's strategic objective to add new operations which will complement its current business. Because Halltown does not make paperboard for the gypsum wallboard industry, the facility strengthens the portion of the Company's recycled paperboard operations that targets manufacturers of consumer and industrial packaging products as well as providing geographical diversification. The Company is now a manufacturer of recycled paperboard products with an integrated gypsum wallboard manufacturing operation. By increasing the emphasis on its recycled paperboard business, the Company has attempted to become less subject to the cyclical influences of the construction and housing industries. See NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR INFORMATION CONCERNING THE COMPANY'S (I) WALLBOARD AND (II) RECYCLED PAPERBOARD BUSINESS SEGMENTS.

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

     Recycled paperboard is manufactured in a continuous process during which recycled paper fiber is mixed with water and pulped to separate the individual fibers. The slurry is then applied to a series of rotating wire-covered cylinders, not unlike making a sandwich, so that a multi-ply sheet of paper is formed as excess water is drained through the rotating wire. The multi-ply paper mat is then mechanically pressed, dried, trimmed to size and packaged. The finished product can either be packaged in roll form, or in sheets according to customer specifications.

     The Company has completed the fifth year of a five-year strategic plan begun in 1993 to expand and develop its recycled paperboard business, while maintaining its presence in the gypsum industry and evaluating expansion opportunities into other integrated manufacturing operations. The Company's initial plan included spending $14,000,000 to $18,000,000 for capital improvements to expand the productive capacity at two of its recycled paperboard mills in Hutchinson, Kansas and Commerce City, Colorado by approximately one-third or 40,000 tons per year during the five fiscal years ending June 30, 1997. The mills have been operating at near capacity the last two years and, to date, approximately 75% of the goal has been realized. The expansion will be completed as production schedules and time permit.

     Sales, Marketing and Distribution. The recycled paperboard products manufactured by the Company are sold to wallboard manufacturers and to converters that manufacture composite cans, cores, tubes and other packaging products. During fiscal 1997, approximately 16% of the paperboard manufactured and shipped by the mills was consumed by the Company's wallboard manufacturing operations, another 19% was shipped to other wallboard manufacturers, and the balance was shipped to over 150 different converter customers. During fiscal 1997, no individual customer accounted for more than 10% of consolidated gross sales.

     The Company has attempted to diversify its operations from the construction industry by increasing paperboard sales. The Company's primary acquisition focus has been in the paperboard segment. This is evidenced by the acquisition of the recycling centers in Kansas City, Missouri and Topeka, Kansas during 1994, the startup of a recycling center in Denver, Colorado during fiscal 1996, and the acquisition of the assets of Halltown Paperboard Company, Halltown, West Virginia on June 30, 1995. The Halltown recycled paperboard mill does not market products to the construction industry.

     The Company's reclaimed paper fiber recycling operations sell reclaimed fiber to the Company's mills (approximately 41% of total shipments) and to external customers. Most shipments are to customers located within 600 miles of a recycling operation. The company's operations have capabilities to sort and bale paper fiber purchased from generators and haulers. In addition, the Company's reclaimed fiber operations act as a broker for certain generators of reclaimed fiber by arranging for direct shipments from the generator to the purchaser of the fiber.

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

     Raw Materials. The principal raw materials utilized by the Company's paperboard mills are reclaimed paper fiber, water and chemicals. Reclaimed paper fiber is currently purchased from several sources and from the Company's own recycling centers. Management believes that adequate supplies of reclaimed paper fiber will continue to be available from wholesalers located in cities near the paperboard mills and from its own recycling centers. The demand and pricing for this raw material during most of fiscal 1997 has been relatively stable. This is in direct contrast to fiscal 1995, when unprecedented demand and other factors caused sharp increases in the cost of this raw material and fiscal 1996, which saw a rapid decline in the cost of this raw material. Since reclaimed paper fiber is a commodity, pricing for the product is subject to quick pricing corrections due to supply and demand.

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

     The manufacture of recycled paperboard involves the use of large volumes of water for the production process and for cooling purposes. In the areas of Kansas and Colorado, where two of the Company's paperboard mills are located, the appropriation of water is regulated by state laws. The Hutchinson paperboard mill uses large volumes of water pumped from wells located on owned or controlled property near the Company's plant. The Company is authorized to appropriate water from those wells for beneficial use, subject to vested rights and prior appropriations, under state permits and orders. Paperboard production at the Commerce City paperboard mill uses water pumped from wells located on, or adjacent to, the Company's property. In connection with the purchase of the Commerce City mill, the Company acquired an 80% interest in certain water wells as tenant-in-common with Packaging Corporation of America (now Tenneco Packaging) and the right to use up to 80% of the water produced by the wells. Most of these wells have been in use by the mill for more than 20 years. The Company's water rights are subject, however, to the legal rights of prior appropriators from the same water resource and to limitations on the permitted uses for such water, as decreed by the Colorado courts. The Company's West Virginia mill uses water from a stream running through its property and has done so for over 100 years. The Company's rights to use the water from the stream is subject to the riparian rights of other property owners in the area. Although adequate sources of water have historically been available to all of the Company's mills, an extended period of general water shortages, legal curtailment of any mill's current water sources or uses, or deterioration of the current quality of water sources could affect that mill's operations and limit its productive capacity. See "ENVIRONMENTAL REGULATION."

     Electricity, natural gas and other utilities are available to the plants at standard industrial rates in adequate supplies, subject to standard industrial curtailment provisions. There are adequate supplies of coal available to the Halltown mill on either a contracted or spot basis. The Company's Hutchinson paperboard mill generates approximately 44% of the electricity it uses, and the Company's West Virginia mill generates approximately one-third of its total requirements. During periods of natural gas curtailment, the Hutchinson and Denver mills are equipped to use fuel oil. The Halltown mill can use either coal or fuel oil.

     The prevailing market price for natural gas and coal was stable to slightly higher during the Company's last fiscal year compared to fiscal 1996. All plants periodically contract fuel supplies in advance for varying time limits to hedge against fluctuations in the market. The Company has been successful at contracting future supplies at favorable rates. However, there is always the possibility of contracting future requirements at higher than actual spot prices because natural gas and coal are commodities.

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

     Price, quality and personal relationships are the principal methods of competition among paperboard producers. The locations of the Company's paperboard mills allows the Company to serve a variety of markets, including several gypsum wallboard plants in the central and southwestern United States. The central location of two of the Company's mills also make some of the Company's operations farther from packaging, fiber tube, fiber can and fiber core customers located in or near the population centers of the east and west coasts. However, the

Halltown, West Virginia recycled paperboard mill is within an hour and half from the metropolitan centers of Baltimore, Maryland and Washington, D.C. Additionally, many competitors are more vertically integrated than the Company and produce end-use products utilizing paperboard manufactured from their own recycled paperboard mills. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RECYCLED PAPERBOARD."

GYPSUM WALLBOARD OPERATIONS

     Manufacturing. The Company's wallboard manufacturing operations are conducted at its plant located in Duke in southwest Oklahoma near the Company's principal gypsum deposit. Based on the Company's historical product mix, the Duke plant's current rated productive capacity is 570 million square feet of wallboard per year, when operating three shifts per day and six and two-thirds days per week. This is an increase from 529 million square feet of rated capacity during fiscal 1996 due to incremental productivity improvements. The plant operated at near capacity during fiscal 1997. On February 20, 1997, the Company announced plans to double the productive capacity of its gypsum wallboard manufacturing facilities in Duke, Oklahoma. Construction is progressing satisfactorily and is scheduled to be completed by July, 1998. Expenditures are estimated to total approximately $26,000,000 for production equipment improvements and $5,000,000 for additional railcars. See "SALES, MARKETING AND DISTRIBUTION."

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

     Sales, Marketing and Distribution. During the past fiscal year, approximately 61% of the Company's shipments of wallboard products were to customers located in its historical primary market in Texas, Oklahoma, Colorado and Kansas. The remaining 39% were shipped to customers in other states, with an emphasis on the midwestern and southeastern regions of the United States. See "COMPETITION."

     Wallboard is sold directly to building materials dealers and, in areas where custom of the trade dictates, to contractors and applicators. The Company's largest gypsum wallboard customer accounted for less than 5% of the Company's consolidated sales in fiscal 1997. Sales representatives, working in separate territories, market wallboard for the Company. Most of these sales representatives have significant experience in the building materials industry.

     Sales are made on credit terms allowing a cash discount for prompt payment in accordance with normal industry practice. Typically, orders are filled upon receipt. The Company produces to inventory, but balances inventories with orders. The backlog of orders for the Company's wallboard generally is not significant.

     The Company utilizes contract and common carriers with dedicated tractors and trailers to meet the majority of the Company's trucking delivery requirements. The Company supplements the services provided by these dedicated carriers with other common carriers. The Company's strategy has enabled the Company to ship economically without affecting the timeliness of deliveries. Additionally, the Company ships approximately 23% of its product by rail. This mode of shipment is enhanced by the Company's Hollis & Eastern Railroad Company, a short-line railroad, which connects the Company's wallboard plant with major rail lines that are 15 miles from the plant. This enables the Company to ship to distant markets economically. The Company also owns 75 railcars, which are operating in, and dispatched through, the national rail system. The Company receives car hire revenues from these railcars.

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

     Gypsum Supply. The Company owns in fee simple all surface rights and mineral rights to gypsum, gypsite and anhydrite with respect to 1,457 acres of land near its manufacturing plant. The Company estimates that the reserves of these gypsum deposits should be sufficient to supply the plant operating at capacity for approximately 15 years. The land on which the deposits are located is adjacent either to paved or rock-surfaced roads and near a paved state highway which can be used during inclement weather for transporting the raw gypsum to the plant site. In the Company's opinion, other gypsum deposits are located in the immediate area and may be obtained at a reasonable cost. Ordinarily, a four to six-week supply of crushed raw gypsum is maintained at the Duke plant. The Company also owns substantial non-producing gypsum reserves in Nova Scotia.

     Other Raw Materials, Utilities and Fuel. Other than gypsum, the principal raw material used by the Company in manufacturing wallboard is recycled paperboard, which is manufactured primarily by the Company's paperboard mills in Hutchinson, Kansas and Commerce City, Colorado. See "RECYCLED PAPERBOARD OPERATIONS."

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

     At this time, the Company has not ascertained the future liability, if any, of the above matter. Environmental expenditures directly related to this matter were $11,000 in fiscal 1997, $3,000 in fiscal 1996, and $32,000 in fiscal 1995. These costs are included in selling and administrative expenses. Due to the complexity of the environmental laws, rules and policies currently applicable to the Company and the uncertainty about future changes in such laws and regulations, the Company maintains accounting reserves for future unexpected expenses of the nature and magnitude incurred during the past three years.


SEASONAL AND CYCLICAL NATURE OF BUSINESS

     The construction industry is a cyclical business and inclement weather anytime during the year can have an effect on construction activity in the Company's markets and, consequently, an effect on revenues and results of the Company's wallboard and to a lesser degree, the Company's recycled paperboard manufacturing operations.


EMPLOYEES AND EMPLOYEE RELATIONS

     Republic Group Incorporated employs approximately 675 people, approximately 480 of whom are covered by collective bargaining agreements with four labor unions. The expirations of current collective bargaining agreements range from 1997 to 2000. The Company believes that its relations with employees are satisfactory.


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

----------------------------------------------------------------------------------------------------------------------
                           Nature of       Date      Company's      Approx.        Annual Productive         Type
       Location             Business     Acquired     Interest    No. of Acres         Capacity           Construction
----------------------------------------------------------------------------------------------------------------------
30th Avenue                Corporate       1992        Owned           3                   -            Open span,
Hutchinson, Kansas          Offices                                                                     steel and
                                                                                                        concrete
----------------------------------------------------------------------------------------------------------------------
Greenway Drive             Chairman's      1993        Leased           -                  -            Open span,
Irving, Texas                Office                                                                     steel and
                                                                                                        concrete
----------------------------------------------------------------------------------------------------------------------
Highway 62                Manufacture      1964        Owned       197 plant        570,000,000 (1)     Open span,
Duke, Oklahoma               gypsum                               site; 1,457              sq. ft.      steel
                           wallboard                                gypsum
                                                                    deposits
----------------------------------------------------------------------------------------------------------------------
Baddeck, Nova Scotia         Gypsum        1971        Owned          492                 N/A                 N/A
                            deposit
----------------------------------------------------------------------------------------------------------------------
Halstead and Sherman      Manufacture      1983        Owned      29 plant            91,000 (2)        Open span,
Hutchinson, Kansas          recycled                              site                    tons          steel and
                           paperboard                             40 other                              concrete
                                                                  sites
----------------------------------------------------------------------------------------------------------------------
Brighton Boulevard        Manufacture      1983        Owned           9              52,500 (2)        Open span,
Commerce City,              recycled                                                      tons          steel and
Colorado                   paperboard                                                                   concrete
----------------------------------------------------------------------------------------------------------------------
Main Street                 Recycle        1994        Owned           2                30,000 (3)      Open span,
Kansas City, Missouri     waste paper                                                    tons           brick and
                                                                                                        concrete
----------------------------------------------------------------------------------------------------------------------
Adams Street                Recycle        1994        Owned          1/2              15,000 (3)       Open span,
Topeka, Kansas            waste paper                                                    tons           steel and
                                                                                                        concrete
----------------------------------------------------------------------------------------------------------------------
Ironton Street              Recycle        1995        Owned          1.7              10,000 (3)       Open span,
Denver, Colorado          waste paper                                                    tons           steel and
                                                                                                        concrete
----------------------------------------------------------------------------------------------------------------------
Old Route 340             Manufacture      1995        Owned           48             70,000 (2)        Open span,
Halltown, West              recycled                                                     tons           steel,
Virginia                   paperboard                                                                   concrete,
                                                                                                        and concrete
                                                                                                        block
----------------------------------------------------------------------------------------------------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of stockholders of the Company during the fourth quarter of fiscal year 1997.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information concerning the executive officers of the Company. All of the officers, except James M. Britz, Lon D. Lewis and Larry F. Huser, have been employed by the Company during the past five years. Each officer has continually served as an officer of the Company from the time he or she first became an officer. All officers were elected by the Board of Directors of the Company to serve until the next annual meeting of the Board of Directors. No family relationship exists between any of the officers.

                                                                 First
                           Position with                         Became an
  Name                      the Company                   Age    Officer
  ----                      -----------                   ---    -------
Phil Simpson                Chairman of the                62     1961
                            Board, President,
                            Chief Executive
                            Officer and Director

Stephen L. Gagnon           Executive Vice                 44     1990
                            President and Director

Doyle R. Ramsey             Vice President and             46     1992
                            Chief Financial
                            Officer

Todd T. Brown               Vice President                 43     1992

Geary D. Cribbs             Vice President                 54     1992

Susan G. Hall               Vice President                 51     1993

James M. Britz              Vice President                 46     1994

Janey L. Rife               Treasurer and Secretary        52     1995

Lon D. Lewis                Vice President                 53     1996

Larry F. Huser              Controller and                 44     1997
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

     Mr. Ramsey was elected Vice President in September 1992 and was appointed to the additional post of Chief Financial Officer in October 1992. Additionally, he is responsible for the Company's recovered paper fiber recycling operations. He served as Mill Manager of the Company's Hutchinson recycled paperboard mill from October 1991 to January 1993.

     Mr. Brown was elected Vice President in September 1992. He is responsible for recycled paperboard operations. Prior thereto, he served as Mill Manager of the Company's Commerce City, Colorado and Hutchinson, Kansas recycled paperboard mills.

     Mr. Cribbs was elected Vice President in September 1992. He is responsible for gypsum operations. Prior thereto, Mr. Cribbs served as General Manager of the Company's gypsum wallboard operations at Duke, Oklahoma.

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

     Ms. Rife was elected an executive officer of the Company in October 1995. She has served as Treasurer and Secretary since May 1993. Prior thereto, she served as Credit Manager.

     Mr. Lon D. Lewis was elected Vice President in September 1996. He is responsible for recycled paperboard sales. He served as Director of Engineering from March 1996 to October 1996. Prior thereto, he held various management positions with Simkins Industries Inc. and Jefferson Smurfit Corporation.

     Mr. Larry F. Huser was elected Controller and Principal Accounting Officer in August 1997. He managed his own public accounting practice from 1994 to 1997. Prior thereto, he was a Senior Accountant with Kedre D. Mellor, C.P.A., P.A. and Bartlett, Settle and Edgerle, P. A.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                      PER SHARE MARKET PRICE AND DIVIDENDS
                   FISCAL YEARS ENDED JUNE 30, 1997 AND 1996

                                                1997                                            1996
=====================================================================================================================
                                    Price Range           Dividends                 Price Range           Dividends
                               High             Low            Paid            High             Low            Paid
---------------------------------------------------------------------------------------------------------------------
First quarter                $13.38          $11.88         $ 0.082          $11.50          $ 8.63         $ 0.055
---------------------------------------------------------------------------------------------------------------------
Second quarter                16.75           12.88           0.082           12.88            9.75           0.068
---------------------------------------------------------------------------------------------------------------------
Third quarter                 17.38           14.50           0.090           13.75           11.50           0.068
---------------------------------------------------------------------------------------------------------------------
Fourth quarter                21.63           11.88           0.090           13.13           11.75           0.068
---------------------------------------------------------------------------------------------------------------------
                                                            $ 0.344                                         $ 0.259
=====================================================================================================================

Republic Group Incorporated common stock is traded on the New York Stock Exchange under the symbol "RGC". At August 22, 1997, the number of stockholders of record was approximately 792.

ITEM 6. SELECTED FINANCIAL DATA

                                FINANCIAL REVIEW
             In thousands, except per share, ratio and percent data

                                                   1997          1996          1995         1994         1993
=====================================================================================================================

---------------------------------------------------------------------------------------------------------------------
Net sales                                          $123,697      $117,902      $96,413      $63,200      $49,189
---------------------------------------------------------------------------------------------------------------------
Income before income taxes                           31,141        23,974       19,158       12,436        4,450
---------------------------------------------------------------------------------------------------------------------
Net income                                           19,663        14,912       11,677        7,739        3,235
---------------------------------------------------------------------------------------------------------------------
Total capital employed (1)                           88,289        96,716       85,094       46,551       38,861
---------------------------------------------------------------------------------------------------------------------
Stockholders' equity, at year-end                    77,845        62,664       50,569       41,173       35,058
---------------------------------------------------------------------------------------------------------------------
Total assets                                        100,400       106,124       95,442       53,796       44,097
---------------------------------------------------------------------------------------------------------------------
Interest-bearing debt (including
   current portion)                                      --        24,840       28,000           --           --
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
---------------------------------------------------------------------------------------------------------------------
Income per common and
   common equivalent share (5)                     $   1.67      $   1.27      $  1.00      $  0.66      $  0.28
---------------------------------------------------------------------------------------------------------------------
Common dividends (2) (5)                              0.344         0.259        0.209        0.155        0.191
---------------------------------------------------------------------------------------------------------------------
Stockholders' equity, at year-end (5)                  6.60          5.34         4.33         3.53         3.02
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
RATIO AND PERCENT DATA
---------------------------------------------------------------------------------------------------------------------
Net operating profit after-tax
    as a percent of net sales (3)                        17%           13%          13%          13%           6%
---------------------------------------------------------------------------------------------------------------------
Return on average capital
    employed (percent) (3)                               20            19           25           19            8
---------------------------------------------------------------------------------------------------------------------
Return on average stockholders'
    equity (percent) (4)                                 28            26           26           20            9
---------------------------------------------------------------------------------------------------------------------
Interest-bearing debt as a percent
    of total capital employed                            --            26           33           --           --
---------------------------------------------------------------------------------------------------------------------
Ratio of current assets to
    current liabilities                                 2.1           2.8          2.0          2.1          3.0
---------------------------------------------------------------------------------------------------------------------
Ratio of year-end market value per
    common share to income
    per common and common
    equivalent share                                   12.1          10.2          9.1         12.5         24.6
---------------------------------------------------------------------------------------------------------------------
Ratio of average market value per share
    to average book value per share                     2.7           2.4          2.2          3.1          2.1
---------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON AND
    COMMON EQUIVALENT
     SHARES (5)                                      11,795        11,736       11,669       11,667       11,617
---------------------------------------------------------------------------------------------------------------------

NOTES:

(1) Total capital employed is equivalent to total assets less noninterest-bearing current liabilities.

(2)  The Company paid a special dividend of $ .091 per share during fiscal
     1993.

(3) Net operating profit after-tax is equivalent to operating profit reduced by taxes computed using statutory tax rates. Return on average capital employed relates net operating profit after-tax to average total capital employed.

(4) Return on average stockholders' equity is net income divided by average stockholders' equity employed during the year.

(5) All references to share amounts, per share amounts, and stock prices reflect a 10% stock dividend distributed in March, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General - Consolidated Results

     The Company has now experienced six years of continuous solid growth. Fiscal 1997 was a record year for consolidated net sales, operating profit and net income. The table below summarizes the steady improvements from year to year:



($ in thousands)          1997          1996         1995
----------------------------------------------------------
Net sales              $123,697      $117,902      $96,413
Operating profit       $ 31,756      $ 25,405      $19,008
Operating margin             26%           22%          20%
Net income             $ 19,663      $ 14,912      $11,677
Income per share       $   1.67      $   1.27      $  1.00
Return on average
  capital employed           20%           19%          25%
-----------------------------------------------------------

     Consolidated net sales increased 22% and net income 28% from 1995 to 1996 and 5% and 32%, respectively, from 1996 to 1997. Since June 30, 1992, the compound growth rate for the above selected results are: net sales - 24%, operating profit - 71%, and net income - 59%. Dividends have increased at a compound rate of 80% during the same period.

Recycled Paperboard Operations

1997 Compared to 1996

     Segment results for the Company's recycled paperboard operations include both the Company's recycled paperboard mills and reclaimed paper recycling operations. Shipments of recycled paperboard increased 4% to 187,845 tons from 1996 to 1997, a new record, due principally to a 4% increase in shipments to unaffiliated customers. Shipments of reclaimed paper fiber also increased 4% from year to year to 120,414 tons, also a new record, with the improvement due to a higher level of vertical integration.

     Net sales for the segment prior to intercompany eliminations decreased 7%. This was caused primarily by a 9% decline in net selling prices of recycled paperboard and a 24% decrease in net selling prices of reclaimed paper fiber during the year. This decline in net selling prices of both products was partially offset by a decrease in raw material per unit costs. Raw material costs, which is primarily reclaimed paper fiber, utilized in the production of recycled paperboard declined 15% from 1996 to 1997. Per unit variable costs, other than raw materials, in the production of recycled paperboard also decreased 3% from 1996 to 1997.

     The Company's reclaimed paper recycling operations had a similar experience. Net selling prices eroded during the year, while the cost of baled and unbaled paper also declined but not to the full extent of net selling prices.

     During fiscal 1997, 59% of the Company's total consolidated net sales before eliminations were contributed by the recycled paperboard segment. Operating profits for the segment were $17,668,000 in 1996 and $15,244,000 in 1997.

1996 Compared to 1995

     Shipments of recycled paperboard increased 44% from 1995 to 1996. The increase in shipments was primarily due to the acquisition of Halltown Paperboard Company, Halltown, West Virginia, on June 30, 1995. Shipments of reclaimed paper fiber increased 16% from 1995 to 1996 due essentially to the start-up of a new production facility in Denver, Colorado in early fiscal 1996.

     Net sales of the recycled paperboard segment as a whole increased 36% from 1995 to 1996. The Halltown Paperboard Company acquisition was, again, the primary factor influencing net sales. During 1996, one factor which affected adversely net sales was a reduction in net selling prices of reclaimed paper fiber sold by the Company's paper recycling centers.

     Operating profits for the segment were $8,907,000 in 1995 compared to $17,668,000 in 1996. The contribution provided by the Halltown Mill as well as improved operating margins at the Company's other mills were two principal factors for the improved results in 1996. Additionally, the spread between net selling prices of recycled paperboard and variable per unit manufacturing costs improved significantly from 1995 to 1996.

Trends and Developments

     During 1995, variable recycled paperboard manufacturing per unit costs, a majority of which is reclaimed paper fiber, increased 45%. The Company was able to raise its recycled paperboard selling prices during 1995, however there was a time lag between rising material costs and subsequent selling price increases. This time lag reduced overall margins. During 1996, this trend reversed and the Company became the beneficiary of slowly declining selling prices and rapidly declining raw material costs. This resulted in operating margins for the recycled paperboard segment of 21% in fiscal 1996 compared to 14% in 1995. During 1997, raw material costs declined more slowly early in the year and actually began to increase again later in the year. Meanwhile, net selling prices continued to decline to make up for the more rapid decline of raw material costs in 1996. Early indications are that reclaimed paper fiber costs will rise in 1998. Accordingly, the Company will have to increase net selling prices in 1998 to maintain or improve upon the operating margin of 19% achieved by the recycled paperboard segment in 1997.

Capital Expansion

     A five-year capital expansion plan was implemented in fiscal 1993 to improve product quality and to increase the productive capacity of its Hutchinson, Kansas and Commerce City, Colorado mills by one-third or approximately 40,000 tons per year. The mills have been operating at near capacity the last two years and approximately 75% of the goal has been realized. The expansion will be completed as production schedules and time permit.

Gypsum Wallboard Operations

1997 compared to 1996

     The Company's gypsum wallboard operations include gypsum wallboard manufacturing facilities located in Duke, Oklahoma as well as remote public warehouses located in Birmingham, Alabama and Cincinnati, Ohio. Additionally, the Company operates a short-line railroad which connects to major carriers 15 miles from its plant, enabling the Company to ship economically to distant markets.

     Shipments of gypsum wallboard increased 8% from 1996 to 1997, or from 529 MMSF in 1996 to 570 MMSF in 1997, a new record for the Company. The manufacturing facility operated at near capacity during 1996 and 1997 with the increase in 1997 due essentially to incremental manufacturing improvements. The following table denoting housing starts from 1994 to 1996 suggests a robust construction industry which significantly influences the demand for gypsum wallboard industry:

                         (in millions)
----------------------------------------
     Year Ended            Housing
    December 31             Starts
    -----------            -------
        1996                 1.47
        1995                 1.35
        1994                 1.46


     Net sales for the gypsum wallboard segment increased 26% from fiscal 1996 to 1997. This was attributable to a 17% increase in net selling prices and an 8% increase in shipments of gypsum wallboard from year to year.

     Gypsum wallboard per unit variable manufacturing costs were essentially unchanged from 1996 to 1997. Segment operating profit margins increased from 32% in 1996 to 41% in 1997. In 1997, the Company experienced strong demand for its gypsum wallboard products. This precipitated rising selling prices and with stable manufacturing costs, provided excellent results for the Company and the gypsum industry as a whole.

1996 Compared to 1995

     Gypsum wallboard shipments increased 7% from fiscal 1995 to 1996. Shipments grew from 494 MMSF in 1995 to 529 MMSF in 1996. The facility operated at near capacity both years. The increase in shipments was due to an upgrade to the production process in fiscal 1995 with other adjustments in 1996.

     Net selling prices of gypsum wallboard were virtually unchanged from 1995 to 1996. Manufacturing per unit costs were 5% higher in 1996 compared to 1995. Materials, labor, and fixed manufacturing costs all increased slightly from year to year. Segment operating profit margins declined from 36% in 1995 to 32% in 1996 due primarily to those aforementioned cost increases. Operating profits were $14.9 million in 1995 compared to $14.3 million in 1996.

Capital Expansion

     On February 20, 1997, the Company announced plans to double the productive capacity of its gypsum wallboard manufacturing facilities in Duke, Oklahoma from the current capacity of approximately 570 million square feet. Construction is progressing satisfactorily and is scheduled to be completed by July, 1998. Expenditures are estimated to total approximately $26,000,000 for production equipment improvements and $5,000,000 for additional railcars. The update and expansion complements the Company's strategy to grow its recycled paperboard segment both by internal and external means while maintaining an adequate level of integration.

Trends and Developments

     Low interest rates and a strong domestic economy caused demand for gypsum wallboard to be very strong throughout 1995, 1996 and 1997. New construction activity has continued to be robust while repair and remodel demand for wallboard also has remained very good. Several gypsum plant expansions by other manufacturers either were completed recently or are scheduled for completion during the next two years. In addition, the construction of four new gypsum plants by other manufacturers has been announced with completions scheduled during 1998 and 1999. The addition of a significant amount of gypsum wallboard capacity could have a materially adverse impact on gypsum selling prices. Rising interest rates and a weakening in the economy also could adversely affect wallboard demand and selling prices.

Other

     Selling and administrative expenses as a percent of net sales were 10% in 1995, and 12% in 1996 and 1997. The increase in fiscal 1996 was primarily caused by the acquisition of Halltown Paperboard Company in June 1995, and the start-up of a reclaimed fiber production facility in Denver, Colorado in early fiscal 1996.

     Interest expense totaled $1,937,000 in 1996 and $1,476,000 in 1997. The Company repaid all interest-bearing debt prior to June 30, 1997. The Company's effective tax rate was 39% in fiscal 1995, 38% in 1996, and 37% in 1997. The Company believes its effective tax rate for fiscal 1998 will be in the range experienced the prior three years.

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

     At this time, the Company has not ascertained the future liability, if any, of the above matter. Environmental expenditures directly related to this matter were $11,000 in fiscal 1997, $3,000 in fiscal 1996, and $32,000 in fiscal 1995. These costs were included in selling and administrative expenses. Due to the complexity of the environmental laws, rules and policies currently applicable to the Company and the uncertainty about future changes in such laws and regulations, the Company maintains accounting reserves for future unexpected expenses of the nature and magnitude incurred during the past three years.


Effect of Inflation

         Management believes that general inflation has not had a material impact on the Company's net sales or operating income the last three fiscal years. The cost of reclaimed paper fiber, which is the principle raw material component utilized in the manufacture of recycled paperboard, rose significantly during fiscal years 1994 and 1995. Conversely, the cost of reclaimed fiber decreased substantially during fiscal 1996 and was relatively stable through fiscal 1997. The Company believes these shifts were caused by changes in supply and demand and not general inflation or deflation.

Liquidity and Capital Resources

         The following is a summary of certain financial statistics related to the liquidity and financial condition of the Company for the three fiscal years ended June 30, 1997.


($ in thousands)                                1997        1996        1995
============================================================================
Working capital                              $12,939     $22,485     $13,520
----------------------------------------------------------------------------
Current ratio                                  2.1:1       2.8:1       2.0:1
----------------------------------------------------------------------------
Cash and cash equivalents,
plus investments & marketable
securities                                   $ 2,086     $14,568     $ 6,131
----------------------------------------------------------------------------
Net cash provided by
operating activities                         $28,690     $23,252     $14,038
----------------------------------------------------------------------------
Additions to property,
plant and equipment                          $11,556     $ 9,062     $33,553
----------------------------------------------------------------------------
Dividends paid                               $ 4,020     $ 3,018     $ 2,426
----------------------------------------------------------------------------
Long-term debt (including
current portion)                             $    --     $24,840     $28,000
----------------------------------------------------------------------------
Total capital employed                       $88,289     $96,716     $85,094
----------------------------------------------------------------------------

     The Company's working capital increased $9.0 million from 1995 to 1996 and decreased $9.5 million from 1996 to 1997. Cash, cash equivalents, investments and marketable securities increased $8.4 million from 1995 to 1996 and decreased $12.5 million from 1996 to 1997. The decreases in working capital and corresponding cash, cash equivalents, investments and marketable securities were due to repayment of the Company's long-term debt as exhibited in the table. Net cash provided by operations increased from $14.0 million in 1995 to $23.3 million in 1996 and to $28.7 million in 1997. Additions to plant, property and equipment, excluding the acquisition of the Halltown Paperboard Company, Halltown, West Virginia in fiscal 1995, were $8.8 million in 1995, $9.1 million in fiscal 1996 and $11.6 million in fiscal 1997.

     On June 30, 1995, the Company purchased substantially all the assets of Halltown Paperboard Company, Halltown, West Virginia and financed the acquisition by securing $28.0 million in long-term bank financing, which was scheduled to mature in the year 2002. However, all interest-bearing debt was repaid during June 1997. On June 30, 1995, the Company entered into a $7.0 million revolving line of credit. Through June 30, 1997, no amounts were borrowed against the credit facility which expires June 30, 1998. The Company plans to increase its revolving line of credit limit primarily due to the expansion at the Company's wallboard production facilities as detailed below. Management believes that cash and investments, internally generated funds, supplemented as needed by advances under a revolving credit facility, will be sufficient to meet the Company's short-term working capital requirements.

     Cash dividends paid to common stockholders were $4.0 million in 1997, $3.0 million in 1996, and $2.4 million in 1995. Quarterly dividends have historically been paid in the months of September, December, March, and June, but are, in each case, subject to Board approval.

     On February 20, 1997, the Company announced plans to double the productive capacity of the Company's gypsum wallboard manufacturing facilities in Duke, Oklahoma. Expenditures will approximate $26,000,000 for new manufacturing equipment and $5,000,000 for railcars. Additionally, the Board of Directors of the Company has approved new budgeted capital expenditures of $8.0 million for fiscal 1998. Cash provided by operations, existing cash balances and advances under a revolving credit facility should be sufficient to fund these expenditures.

Forward-Looking and Other Statements

     Statements in this report that are not historical facts are forward-looking statements pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Investors should be aware of factors and uncertainties that could have a material, negative impact on the Company results. These include, but are not limited to, the following:

1. In the recent past the Company and the industry as a whole have seen, due to supply and demand extremes,severe fluctuations in the cost of reclaimed paper fiber. A rapid rise in the cost of this raw material would restrict margins at the Company's recycled paperboard mills. This is due generally to a 30 to 90 day time lag between increased raw material costs and subsequent selling price increases. Additionally, selling price increases may only be achievable if recycled paperboard demand allows industry operating rates to remain at or above historical levels.

2. The Company's recycled paperboard mills and gypsum wallboard manufacturing facilities utilize large amounts of either natural gas or coal. Increases in either of these two commodities may be detrimental to sustaining the profit margins experienced in fiscal 1997. The Company's manufacturing operations are located in areas of the country where natural gas and coal are plentiful. The Company believes, discounting a short-term variation, that over the long-term its fuel costs will at least be comparable to its competitors.

3. Construction or expansion of new gypsum wallboard plants or recycled paper mills which compete in the Company's product and market areas can be expected to have a negative impact on the Company's results.

4. Substitution of other raw materials such as plastics, aluminum or even virgin paperboard for recycled paperboard or other substitutions for gypsum wallboard could affect the Company's future results.

5. The Company believes it has sufficient reserves of gypsum ore but there are still risks associated with mining the ore such as removal costs, quality of ore, and possible future environmental regulations.

6.    Impact on the Company due to industry consolidation is unknown.

7. The Company's future results could be affected negatively by unknown consequences of present and future governmental laws and regulations, including those relating to environmental compliance.

8. The Company's business segments could be affected by recessive and expansionary trends in the economy, as well as increases in prevailing interest rates. Specifically, the Company's results can be influenced by the general state of the construction industry, which includes housing starts, commercial construction and the repair and remodel segment of the industry.

     Other uncertainties and risks which could affect the Company can be found in other sections of this report as well as in other filings with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial Statements, along with the Financial Statement Schedule filed herewith, are listed in the Index below.

                                                                Page Reference
                                                                --------------
Consolidated Statements of Income for the years ended                 17
June 30, 1997, 1996, and 1995

Consolidated Balance Sheets at June 30, 1997 and 1996                 18


Consolidated Statements of Cash Flows for the years                   19
ended June 30, 1997, 1996, and 1995

Consolidated Statements of Stockholders' Equity for the               20
years ended June 30, 1997, 1996, and 1995

Notes to Consolidated Financial Statements                            21-29

Report of Independent Public Accountants - Consolidated               30
Financial Statements

Report of Management                                                  31

Report of Independent Public Accountants - Report on                  S-1
Form 10-K

Schedule  II - Valuation and Qualifying Accounts and Reserves         S-2

                       CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                           1997               1996               1995
=========================================================================================================
Gross sales                                           $ 144,234,000      $ 135,626,000      $ 112,400,000
Less freight and discounts                               20,537,000         17,724,000         15,987,000
---------------------------------------------------------------------------------------------------------
Net sales                                               123,697,000        117,902,000         96,413,000
Costs and expenses:
    Cost of sales                                        77,596,000         78,665,000         67,966,000
    Selling and administrative expenses                  14,345,000         13,832,000          9,439,000
---------------------------------------------------------------------------------------------------------
                                                         91,941,000         92,497,000         77,405,000
---------------------------------------------------------------------------------------------------------
Operating profit                                         31,756,000         25,405,000         19,008,000
Other income (expense):
    Interest expense                                     (1,476,000)        (1,937,000)            (7,000)
    Interest income                                         874,000            506,000            131,000
    Miscellaneous, net                                      (13,000)                --             26,000
---------------------------------------------------------------------------------------------------------
                                                           (615,000)        (1,431,000)           150,000
---------------------------------------------------------------------------------------------------------
Income before income taxes                               31,141,000         23,974,000         19,158,000
Provision for income taxes                               11,478,000          9,062,000          7,481,000
---------------------------------------------------------------------------------------------------------
NET INCOME                                            $  19,663,000      $  14,912,000      $  11,677,000
=========================================================================================================
Income per common and common
    equivalent share                                  $        1.67      $        1.27      $        1.00
=========================================================================================================
Weighted average shares outstanding                      11,795,000         11,736,000         11,669,000
---------------------------------------------------------------------------------------------------------



See accompanying notes.

                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1997 AND 1996

                                                                                               1997              1996
=====================================================================================================================
ASSETS
---------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
    Cash and cash equivalents                                                         $   1,436,000      $  2,243,000
     Investments and marketable securities, at market                                       650,000        12,325,000
     Accounts receivable, less allowance for doubtful
         accounts of $748,000 in 1997 and $633,000 in 1996                               13,893,000        11,727,000
     Income tax refunds receivable                                                          494,000           902,000
     Inventories:
            Finished goods                                                                2,246,000         2,095,000
            Raw materials and supplies                                                    5,095,000         4,638,000
---------------------------------------------------------------------------------------------------------------------
                                                                                          7,341,000         6,733,000
     Prepaid expenses and other                                                             660,000           583,000
     Deferred income taxes                                                                  576,000           790,000
---------------------------------------------------------------------------------------------------------------------
            TOTAL CURRENT ASSETS                                                         25,050,000        35,303,000
Property, plant and equipment, at cost:
     Land, land improvements and mineral deposits                                         4,521,000         4,218,000
     Buildings and leasehold improvements                                                13,982,000        12,574,000
     Equipment                                                                           97,725,000        90,570,000
     Construction in progress                                                             5,232,000         2,881,000
---------------------------------------------------------------------------------------------------------------------
                                                                                        121,460,000       110,243,000
     Less accumulated depreciation, amortization and depletion                           46,985,000        40,134,000
---------------------------------------------------------------------------------------------------------------------
                                                                                         74,475,000        70,109,000
Other assets                                                                                875,000           712,000
---------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                          $ 100,400,000      $106,124,000
=====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                                                 $   7,534,000      $  5,114,000
     Accrued payroll and employee benefits                                                2,986,000         2,666,000
     Other current liabilities                                                            1,591,000         1,628,000
     Current portion of long-term debt                                                           --         3,410,000
---------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                       12,111,000        12,818,000
Long-term debt due after one year                                                                --        21,430,000
Deferred income taxes                                                                     9,838,000         8,592,000
Other long-term liabilities                                                                 606,000           620,000
Commitments and contingencies - see notes
STOCKHOLDERS' EQUITY:
      No par preferred stock issuable in series; 487,000 shares authorized;
        none issued and outstanding                                                              --                --
      Common stock, $1 par value; 35,000,000 authorized in 1997 and 25,000,000 in 1996; issued 11,716,000 in 1997 and 10,607,000
        in 1996                                                                          11,716,000        10,607,000
       Additional paid-in capital                                                        27,827,000        12,462,000
       Retained earnings                                                                 38,995,000        39,595,000
       Less:  Treasury stock, at cost, 33,000 shares in 1997                               (693,000)               --
---------------------------------------------------------------------------------------------------------------------
            TOTAL STOCKHOLDERS' EQUITY                                                   77,845,000        62,664,000
---------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 100,400,000      $106,124,000
=====================================================================================================================

See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                                     1997              1996              1995
=============================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $ 19,663,000      $ 14,912,000      $ 11,677,000
   Adjustments to reconcile net income
       to net cash provided by operating activities:
       Depreciation, amortization and depletion                 7,080,000         6,203,000         3,633,000
       Non-cash compensation expense                              360,000                --                --
       Deferred income taxes                                    1,460,000         2,786,000         1,301,000
       Loss on sale of assets                                      44,000           138,000            38,000
       Changes in current assets and liabilities
           net of effects from acquisition in 1995:
         Accounts receivable                                   (2,166,000)         (504,000)       (3,237,000)
         Income tax refunds receivable                            408,000          (725,000)           42,000
         Inventories                                             (608,000)        1,524,000        (2,609,000)
         Prepaid expenses and other                               (77,000)          (66,000)           26,000
         Accounts payable and accrued liabilities               2,703,000          (940,000)        3,103,000
       Other assets and liabilities                              (177,000)          (76,000)           64,000
-------------------------------------------------------------------------------------------------------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                   28,690,000        23,252,000        14,038,000
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of  Halltown Paperboard Company:
         Working capital                                               --                --        (1,271,000)
         Property, plant and equipment                                 --                --       (24,753,000)
         Other assets                                                  --                --          (215,000)
-------------------------------------------------------------------------------------------------------------
                                                                       --                --       (26,239,000)
   Additions to property, plant and equipment                 (11,556,000)       (9,062,000)       (8,800,000)
   Proceeds from sale of property, plant
       and equipment                                               66,000           224,000             3,000
   Purchases of investments                                   (22,510,000)      (17,750,000)       (2,500,000)
   Proceeds from sales of investments                          34,185,000         7,925,000           500,000
-------------------------------------------------------------------------------------------------------------
   NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES               185,000       (18,663,000)      (37,036,000)
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                              (4,020,000)       (3,018,000)       (2,426,000)
   Proceeds from issuance of debt                                      --                --        28,000,000
   Payment on long-term debt                                  (24,840,000)       (3,160,000)               --
   Pension liability adjustment                                        --                --            26,000
   Proceeds from exercised stock options                          247,000           201,000           119,000
   Purchase of common treasury stock                           (1,069,000)               --                --
-------------------------------------------------------------------------------------------------------------
   NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES           (29,682,000)       (5,977,000)       25,719,000
-------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                              (807,000)       (1,388,000)        2,721,000
Cash and cash equivalents at beginning of year                  2,243,000         3,631,000           910,000
-------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $  1,436,000      $  2,243,000      $  3,631,000
=============================================================================================================

Supplemental disclosure of cash flow information:
Cash paid during the year for:
   Income taxes, net of refunds                              $  9,407,000      $  7,077,000      $  6,032,000
   Interest                                                  $  1,759,000      $  1,654,000      $     10,000
-------------------------------------------------------------------------------------------------------------


  See accompanying notes.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                                       Treasury Stock
                                                                    -----------------------
                                    Common  Additional                                        Pension
                                 stock, $1    paid-in    Retained                Amount       liability
In Thousands of Dollars          par value    capital    earnings    Shares      at cost     adjustment     Total
=====================================================================================================================
BALANCE AT JUNE 30, 1994          $10,538     $12,211     $18,450         --      $    --      $   (26)     $41,173

Net income                             --          --      11,677         --           --           --       11,677

Cash dividends on common
    stock, $.209 per share             --          --      (2,426)        --           --           --       (2,426)

Exercise of stock options              22          97          --         --           --           --          119

Pension liability adjustment           --          --          --         --           --           26           26
---------------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1995           10,560      12,308      27,701         --           --           --       50,569

Net income                             --          --      14,912         --           --           --       14,912

Cash dividends on common
    stock, $.259 per share             --          --      (3,018)        --           --           --       (3,018)

Exercise of stock options              47         154          --         --           --           --          201
---------------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1996           10,607      12,462      39,595         --           --           --       62,664

Net Income                             --          --      19,663         --           --           --       19,663

Cash dividends on common
   stock, $.344 per share              --          --      (4,020)        --           --           --       (4,020)

10% stock dividend                  1,064      15,163     (16,227)        --           --           --           --

Purchase of treasury stock             --          --          --        (51)      (1,069)          --       (1,069)

Shares issued under
   ESOP Plan                           --          --         (16)        18          376           --          360

Exercise of stock options              45         202          --         --           --           --          247
---------------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1997          $11,716     $27,827     $38,995        (33)  $     (693)     $    --      $77,845
=====================================================================================================================


See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1997, 1996, AND 1995

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

2.       INDUSTRY SEGMENTS

         Certain information with regard to industry segments, within which the Company operates, is as follows (in thousands):


                                                                    Recycled    Eliminations
                                                        Gypsum    Paperboard       and other  Consolidated
===========================================================================================================
1997
Sales to unaffiliated customers                        $ 71,406     $ 72,817      $      11     $ 144,234
Intersegment sales                                           --       12,004        (12,004)           --
-----------------------------------------------------------------------------------------------------------
                                                         71,406       84,821        (11,993)      144,234
Less freight and discounts                               15,212        5,325             --        20,537
-----------------------------------------------------------------------------------------------------------
Net sales                                              $ 56,194     $ 79,496      $ (11,993)    $ 123,697
===========================================================================================================
Operating profit                                       $ 23,317     $ 15,244      $  (6,805)    $  31,756
Identifiable assets                                      29,352       62,399          8,649       100,400
Capital expenditures                                      5,284        5,498            774        11,556
Depreciation, depletion and amortization                  1,472        4,877            731         7,080

===========================================================================================================
1996
Sales to unaffiliated customers                        $ 58,439     $ 77,179      $       8     $ 135,626
Intersegment sales                                           --       12,285        (12,285)           --
-----------------------------------------------------------------------------------------------------------
                                                         58,439       89,464        (12,277)      135,626
Less freight and discounts                               13,779        3,945             --        17,724
-----------------------------------------------------------------------------------------------------------
Net sales                                              $ 44,660     $ 85,519      $ (12,277)    $ 117,902
===========================================================================================================
Operating profit                                       $ 14,345     $ 17,668      $  (6,608)    $  25,405
Identifiable assets                                      23,328       60,785         22,011       106,124
Capital expenditures                                        733        7,478            851         9,062
Depreciation, depletion and amortization                  1,370        4,243            590         6,203

===========================================================================================================
1995
Sales to unaffiliated customers                        $ 54,748     $ 57,642      $      10     $ 112,400
Intersegment sales                                           --        8,738         (8,738)           --
                                                                                                 --------
-----------------------------------------------------------------------------------------------------------
                                                         54,748       66,380         (8,728)      112,400
Less freight and discounts                               12,683        3,304             --        15,987
-----------------------------------------------------------------------------------------------------------
Net sales                                              $ 42,065     $ 63,076      $  (8,728)    $  96,413
===========================================================================================================
Operating profit                                       $ 14,939     $  8,907      $  (4,838)    $  19,008
Identifiable assets                                      23,747       59,823         11,872        95,442
Capital expenditures                                      2,364       29,810          1,379        33,553
Depreciation, depletion and amortization                  1,274        1,994            365         3,633
===========================================================================================================

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

         During fiscal 1997, approximately 16% of the recycled paperboard shipped by the mills was consumed by the Company's wallboard operations. Another 19% was shipped to other unaffiliated gypsum wallboard manufacturers. An adverse change in the construction industry could have a material effect on the earnings of the

Company. Sonoco Products Company accounted for approximately 9% of consolidated gross sales. The loss of this customer could have a materially adverse effect on the Company. However, the Company sells several different products to over 25 different Sonoco locations in two operating divisions.

         Republic Group Incorporated employs approximately 675 people, approximately 480 of whom are covered by collective bargaining units with four labor unions. The expirations of current bargaining agreements range from 1997 to 2000. The Company believes its relations with employees are satisfactory.

         Operating profit is net sales less operating expenses. Sales between segments are made at approximately market price. Identifiable assets by industry segment are those used in each segment at year-end. Eliminations and other include general corporate assets, principally cash, securities, property and equipment and expenses.

3.       EMPLOYEE STOCK OWNERSHIP PLAN

         During 1997, 1996 and 1995, the Board of Directors of the Company approved ESOP contributions of $360,000, $360,000 and $187,000, respectively, and the compensation expense was recognized in the financial statements. The contributions consisted of common stock issued from treasury valued at $360,000 in 1997 and cash in 1996 and 1995.

The following table presents the ESOP contributions for the years ended June 30, 1997, 1996 and 1995:

                                                              1997         1996          1995
=================================================================================================
Compensation expense                                       $ 360,000    $ 360,000     $ 187,000

Other                                                            --        21,000        10,000

Trustee's fees                                                46,000       37,000        29,000
-------------------------------------------------------------------------------------------------
COMPANY CONTRIBUTIONS                                      $ 406,000    $ 418,000     $ 226,000
=================================================================================================

4.       ACQUISITION - HALLTOWN PAPERBOARD COMPANY

         On June 30, 1995, the Company acquired substantially all of the assets of Halltown Paperboard Company of Halltown, West Virginia for $26.2 million. Halltown Paperboard Company manufactures products of 100% recycled paperboard made from reclaimed paper fiber which are similar to the Company's other recycled paperboard mills. The following table presents the 1997 and 1996 operating results of the Company compared to pro forma operating results for 1995. The unaudited pro forma information shows consolidated operating results for 1995 presented as though the Company's Halltown acquisition occurred at the beginning of the period. No goodwill was recorded in this transaction.

Years Ended June 30, 1997, 1996 and 1995

                                                                    1997              1996              1995
==============================================================================================================
Net sales                                                  $ 123,697,000     $ 117,902,000     $ 121,052,000
--------------------------------------------------------------------------------------------------------------
Net income                                                    19,663,000        14,912,000        12,781,000
--------------------------------------------------------------------------------------------------------------
Net income per share                                       $        1.67     $        1.27     $        1.09
==============================================================================================================

5.       LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

         The Company's long-term debt and revolving credit facility consists of the following:

                                                             1997              1996            1995
====================================================================================================
Term loan                                             $        --     $  24,840,000    $ 28,000,000
Revolving credit facility                                      --                --              --
---------------------------------------------------------------------------------------------------
       Total long-term debt                                    --        24,840,000      28,000,000
---------------------------------------------------------------------------------------------------
Less: current maturities                                       --         3,410,000       3,160,000
LONG-TERM DEBT, NET OF CURRENT MATURITIES             $        --     $  21,430,000    $ 24,840,000
====================================================================================================

         The Company obtained a $28,000,000 term loan from a commercial bank for the purchase of Halltown Paperboard Company pursuant to a loan agreement dated June 30, 1995. The term loan, which was scheduled to mature in 2002, was paid in full in the fourth quarter of fiscal year 1997. The Halltown facility was used as collateral for the loan. The effective interest rate for the year was approximately 6.53%.

         The Company has a $7,000,000 line of credit from a commercial bank pursuant to a loan agreement dated June 30, 1995. The revolving credit facility is renewable annually. To date, no amounts have been borrowed against the revolving credit facility.

         Outstanding principal amounts on the revolving credit facility bear interest at a variable rate equal to (i) the London Interbank Offered Rate, plus an agreed margin (ranging from 50 to 150 points), which is to be established annually based upon the Company's coverage of fixed charges or (ii) the bank's corporate prime rate, less 0.75%. Under the revolving credit facility, the Company is required to adhere to several financial covenants some of which involve working capital, current ratio, net worth and fixed charge coverage minimums. The revolving credit facility expires June 30, 1998.

6.       PENSION AND OTHER BENEFIT PLANS

         The Company maintains a pension plan (the "Plan") for its hourly employees at its Hutchinson, Kansas paperboard mill. Normal monthly retirement benefits are based on negotiated benefit levels and the employee's years of credited service. Contributions to the Plan, historically, have been based on the maximum tax deductible contribution. For year ending June 30, 1996, the following table includes the Commerce City, Colorado pension plan which was terminated on December 31, 1996. The pension plan assets of the Commerce City, Colorado plan were distributed to the participants at termination of the Plan.

                                                                                    Years Ended June 30
----------------------------------------------------------------------------------------------------------
                                                                                   1997             1996
==========================================================================================================
Actuarial present value of accumulated benefit obligation:

Vested Portion                                                             $ (1,232,000)    $ (1,369,000)

Non-vested portion                                                             (107,000)         (87,000)
----------------------------------------------------------------------------------------------------------
         Total                                                               (1,339,000)      (1,456,000)

Effect of future compensation                                                        --               --
----------------------------------------------------------------------------------------------------------
Projected benefit obligation                                                 (1,339,000)      (1,456,000)

Fair value of plan assets                                                     1,482,000        1,569,000
----------------------------------------------------------------------------------------------------------
         Excess of fair value of plan assets

         over projected benefit obligation                                      143,000          113,000

Unrecognized obligation at transition                                            47,000           56,000

Unrecognized prior service costs                                                312,000          224,000

Unrecognized net gain                                                          (266,000)        (314,000)

Minimum liability                                                                    --               --
----------------------------------------------------------------------------------------------------------

         NET PREPAID PENSION COST                                          $    236,000     $     79,000
==========================================================================================================

         Pension expense included the following components:

                                                                                 Years Ended June 30
------------------------------------------------------------------------------------------------------
                                                                                 1997           1996
------------------------------------------------------------------------------------------------------
Benefits earned by employees                                                $  45,000      $  46,000

Interest cost on projected benefit obligation                                  85,000        106,000

Actual return on plan assets                                                 (115,000)       (86,000)

Net amortization and deferral                                                  65,000         29,000
------------------------------------------------------------------------------------------------------
         NET PENSION COST                                                   $  80,000      $  95,000
======================================================================================================

         The actuarial assumptions used to determine pension expense and the funded status of the Plans were a settlement rate on benefit obligations of 7.50% for 1997 and 7.75% for 1996 and an expected long-term rate of return on plan assets of 6% for 1997 and 1996. The unrecognized prior service costs and unrecognized net gain are being amortized over approximately 15 years. The assets of the Plans at June 30, 1997, consist mostly of bonds, both corporate and government, and also stocks and cash or cash equivalents.

         Effective December 31, 1994, Republic Group Incorporated changed the retirement benefits at its Commerce City, Colorado paperboard mill, resulting in the freezing of benefits under the defined pension plan. This plan terminated December 31, 1996. The Duke, Oklahoma facility employee savings plan was also discontinued on December 31, 1994, and benefits were frozen. Such benefits will be paid in accordance with the terms of each plan. These plans were replaced with a voluntary 401(k) Plan (the "401(k) Plan"). Additionally, the same 401(k) Plan was installed at the Company's other facilities excluding the Hutchinson, Kansas paperboard mill. The participants in the 401(k) Plan include eligible employees at the above locations, as well as all salaried employees company-wide. Although there is one 401(k) Plan for all Company locations, there are various employee and employer contribution limits, employer matching percentages, and employer vesting schedules for each location.

         Contributions to the 401(k) and employee savings plan were:

                                                                     Years Ended June 30
-----------------------------------------------------------------------------------------------
                                                               1997           1996        1995
-----------------------------------------------------------------------------------------------
Employee savings plan                                     $      --     $      --    $  15,000

401(k) Plan contributions                                   499,000       422,000      354,000
-----------------------------------------------------------------------------------------------
         Total contributions                              $ 499,000     $ 422,000    $ 369,000
===============================================================================================

         Other employee benefit plans include a Key Employee Continuation Plan to encourage the continued attention and dedication of key employees. A description of the plan is available in the Company's Proxy Statement.

7.        OTHER COMMITMENTS AND CONTINGENT LIABILITIES

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

         At this time, the Company has not ascertained the future liability, if any, of the above matter. Environmental expenditures directly related to this matter were $11,000 in fiscal 1997, $3,000 in fiscal 1996, and $32,000 in fiscal 1995. These costs were included in selling and administrative expenses. Due to the complexity of the environmental laws, rules and policies currently applicable to the Company and the uncertainty about future changes in such laws and regulations, the Company maintains accounting reserves for future unexpected expenses of the nature and magnitude incurred during the past three years.

         Other commitments of the Company include non-cancelable contracts to purchase property, plant, and equipment relating to the expansion of the Duke, Oklahoma wallboard facility approximating $15,000,000 at June 30, 1997.

8.        STOCK OPTIONS

         Options have been granted to key employees at prices which represent fair market value at dates of grant, have terms ranging from five to ten years and are exercisable at 20% to 25% per year on a cumulative basis beginning one year from date of grant. In addition, some grants are only exercisable if certain Company performance targets are attained. The Company is authorized to grant 1,265,000 shares of common stock to key employees in the 1989 Plan of which 874,000 common shares were unissued as of June 30, 1997, and 219,000 shares to directors in the Non-Employee Director Plan of which 96,000 common shares were unissued as of June 30, 1997. A summary of transactions for the years ended June 30, 1997, 1996 and 1995 is set forth in the following table:

                                                                                                 Non-Employee
Shares Rounded to Thousands                                     1989 Plan                        Director Plan
---------------------------------------------------------------------------------------------------------------------------
                                                             Number of      Option price       Number of     Option price
Options:                                                      shares           range            shares           range
===========================================================================================================================
Outstanding at June 30, 1994                                  165,000       $  4.33 - 8.18      80,000      $ 3.41 - 12.61
---------------------------------------------------------------------------------------------------------------------------
Granted                                                        71,000          8.07                 --                  --
Cancelled                                                      (8,000)         5.00 - 8.18          --                  --
Expired                                                            --                   --          --                  --
Exercised                                                     (19,000)         4.43 - 8.18      (3,000)       4.65
---------------------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 1995                                  209,000       $  4.33 - 8.18      77,000      $ 3.41 - 12.61
Granted                                                        83,000         10.91                 --                  --
Cancelled                                                          --                   --          --                  --
Expired                                                            --                   --          --                  --
Exercised                                                     (37,000)         4.33 - 8.18     (26,000)       4.65
---------------------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 1996                                  255,000       $  4.43 - 10.91     51,000      $ 3.41 - 12.61
===========================================================================================================================
Granted                                                        95,000         15.23 - 16.75     31,000       12.84 - 15.23
Cancelled                                                     (21,000)         5.00 - 15.23         --                  --
Expired                                                            --                    --         --                  --
Exercised                                                     (45,000)         4.43 - 10.91    (16,000)       4.65
---------------------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 1997                                  284,000       $  5.00 - 16.75     66,000      $ 3.41 - 15.23
===========================================================================================================================
Exercisable at June 30, 1997                                   74,000                           35,000
===========================================================================================================================

         The Company accounts for the stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation costs for these plans been determined consistent with SFAS Statement No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                                        Twelve months ending:
-----------------------------------------------------------------------------------------------------------------------
                                                                                   June 30, 1997      June 30, 1996
-----------------------------------------------------------------------------------------------------------------------
Net income:

     As reported                                                                   $   19,663,000     $   14,912,000

     Pro forma                                                                     $   19,455,000     $   14,872,000
-----------------------------------------------------------------------------------------------------------------------
Primary earnings per share:

     As reported                                                                   $         1.67     $        1.27

     Pro forma                                                                     $         1.65     $        1.27
=======================================================================================================================

     Because the SFAS Statement No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

                                                                                            Twelve months ending:
-----------------------------------------------------------------------------------------------------------------------
Weighted Average                                                                      June 30, 1997        June 30, 1996
-----------------------------------------------------------------------------------------------------------------------
Risk free interest rate                                                                    6.21%                6.38%

Expected life                                                                            3 years              3 years

Expected volatility                                                                          60%                  60%

Fair value of options granted                                                              $6.20                $4.51
=======================================================================================================================

         The 1989 Long-Term Incentive Plan (the "Incentive Plan") was approved by stockholders at the Company's Annual Meeting held October 26, 1989. The Plan was amended to increase the number of authorized plan shares and was approved by the stockholders at the Company's Annual Meeting held October 24, 1996. The Incentive Plan is unlimited in duration and, unless it is modified or terminated, will remain in effect as long as any options, restricted stock awards, or performance unit awards remain outstanding. The Incentive Plan is administered by the non-employee members of the Board of Directors.

         On August 7, 1989, the Board of Directors approved the Non-Employee Director Stock Option Plan (the "Director Plan") and at the Company's Annual Meeting held October 24, 1996, the stockholders of the Company approved certain amendments. Each non-employee member of the Board of Directors was granted an option to purchase 11,550 shares of Common Stock. The amendments provided each non-employee member of the Board of Directors an annual grant on the day following the Annual Meeting, options to purchase 2,200 shares of common stock, exercisable 12 months from date of grant. The options do not have fixed terms but will automatically terminate 12 months after the director ceases to be a director by reason of his death or permanent disability or 6 months after he ceases to be a director for any other reason. On the date any new non-employee director becomes a member of the Board of Directors, such director will be granted an option (exercisable after completion of three calendar years of service on the Board of Directors) to purchase 11,550 shares of Common Stock at a price equal to the fair market value on the date of grant. The Director Plan is administered by a committee of the Board of Directors composed of all employee directors.

         On May 16, 1996, the Board of Directors of the Company declared a dividend distribution of one Common Stock Share Purchase Right (the "Right") on each outstanding share of its common stock. The Rights replace existing common stock share purchase rights that expired on May 16, 1996. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer the consummation of which would result in ownership by a person or group of 15% or more of the common stock. Each Right will entitle stockholders to buy one share of common stock of the Company at an exercise price of $40.91. If the Company is acquired in a merger or other business combination transaction after a person has acquired 15% or more of the Company's outstanding common stock, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price. In addition, if a person or group acquires 15% or more of the Company's outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to purchase at the Right's then-current exercise price, a number of the Company's common shares having a market value of twice such price. The Rights exempt from the 15% threshold the current ownership, which exceeds such threshold, by Phil Simpson, members of his family, family trusts and entities controlled by them. Following the acquisition by a person or group of beneficial ownership of 15% or more of the Company's common stock and prior to an acquisition of 50% or more of the common stock, the Board of Directors may exchange the Rights (other than Rights owned by such person or group), in whole or in part, for shares of common stock at an exchange ratio of one share of common stock per Right. Prior to the acquisition by a person or group of beneficial ownership of 15% or more of the Company's common stock, the Rights are redeemable for $.01 per Right at the option of the Board of Directors. The Board of Directors is also authorized to reduce the 15% threshold referred to above to not less than 10%. The Rights will expire on May 16, 2006. The Rights distribution is not taxable to stockholders.

9.       INCOME TAXES

         The components of the provision for income taxes are:

                                                             1997           1996           1995
==================================================================================================
Current:
         Federal                                     $  8,799,000    $ 5,329,000    $ 5,631,000
         State                                          1,219,000        947,000        549,000
--------------------------------------------------------------------------------------------------
                                                       10,018,000      6,276,000      6,180,000
--------------------------------------------------------------------------------------------------
Deferred income tax                                     1,460,000      2,786,000      1,301,000
--------------------------------------------------------------------------------------------------
Total Provision                                      $ 11,478,000    $ 9,062,000    $ 7,481,000
==================================================================================================

         The differences between income taxes computed using the statutory federal income tax rate and that shown in the Consolidated Statements of Income are summarized as follows:

                                                                                           1997            1996           1995
==============================================================================================================================
Computed federal tax at statutory rate                                             $ 10,899,000     $ 8,390,000    $ 6,705,000
State taxes, net of federal tax benefit                                                 792,000         616,000        356,000
Other                                                                                  (213,000)         56,000        420,000
------------------------------------------------------------------------------------------------------------------------------
                                                                                   $ 11,478,000     $ 9,062,000    $ 7,481,000
==============================================================================================================================

         Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting basis.

         As of June 30, 1997 and 1996, deferred tax assets (liabilities) as determined under the provisions of SFAS 109, were comprised of the following:

                                                                                             June 30, 1997   June 30, 1996
============================================================================================================================
Gross deferred tax liability:

         Depreciation/amortization                                                           $ (9,838,000)    $ (8,592,000)

Gross deferred tax assets:

         Employee benefit accruals                                                                177,000          122,000

         Accounts receivable reserves                                                             262,000          214,000

         Other accrued reserves                                                                   137,000          454,000
----------------------------------------------------------------------------------------------------------------------------
             Gross deferred assets                                                                576,000          790,000
----------------------------------------------------------------------------------------------------------------------------
Deferred tax assets valuation reserve                                                                  --               --
----------------------------------------------------------------------------------------------------------------------------
Net deferred tax liability                                                                   $ (9,262,000)    $ (7,802,000)
============================================================================================================================

         The Company does not provide for a valuation reserve on deferred tax assets based on the assumption of future taxable income.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of all financial instruments, including cash and cash equivalents, marketable securities, long-term investments, and notes receivable, approximates their fair value as of June 30, 1997.

11.      NEW ACCOUNTING STANDARDS

         The Company will adopt the provisions of SFAS No. 128, "Earnings Per Share," in the second quarter of fiscal 1998. SFAS No. 128, issued in February 1997, replaced the primary earnings per share calculation with a basic earnings per share calculation and modifies the calculation of diluted earnings per share. Had the Company adopted the provisions of SFAS No. 128 during fiscal 1997, the impact of the adoption on the calculation of net income per share would have been to increase primary earnings per share of $1.67 to basic earnings per share of $1.68. There would have been no effect on diluted earnings per share for the fiscal year ended June 30, 1997.

12.      STOCK DIVIDEND

         On January 28, 1997, the Company declared a 10% stock dividend on the Company's common stock which was paid on March 14, 1997 to stockholders of record on February 28, 1997. The dividend was charged to retained earnings in the amount of $16.2 million, which was based on the fair value of the Company's common stock. In addition to the 10% stock dividend, the Company increased the number of stock options and purchase rights under the 1989 Plan and the Non-Employee Director Plan by 10% and reduced the exercise prices accordingly. All references to weighted average shares outstanding, per share amounts, stock purchase rights, option shares, and exercise prices included in the accompanying consolidated financial statements and notes reflect the 10% stock dividend and its retroactive effect.

13.      SELECTED QUARTERLY FINANCIAL DATA

         The following tabulation presents selected unaudited results of operations for the years ended June 30, 1997 and 1996 (in thousands, except for per share data):

                                                                                 Quarters ended
================================================================================================================
                                                                  Sept. 30     Dec. 31     Mar. 31      June 30
================================================================================================================
1997
Gross Sales                                                       $ 33,880    $ 36,286    $ 35,747    $ 38,321
Less freight and discounts                                           4,876       5,317       5,019       5,325
----------------------------------------------------------------------------------------------------------------
Net sales                                                         $ 29,004    $ 30,969    $ 30,728    $ 32,996
================================================================================================================
Operating profit                                                  $  8,244    $  7,921    $  7,432    $  8,159
Net income                                                           5,019       4,929       4,676       5,039
Income per common and common
equivalent share                                                      0.43        0.42        0.40        0.43
================================================================================================================
1996
Gross Sales                                                       $ 36,623    $ 33,955    $ 33,860    $ 31,188
Less freight and discounts                                           4,351       4,227       4,674       4,472
----------------------------------------------------------------------------------------------------------------
Net sales                                                         $ 32,272    $ 29,728    $ 29,186    $ 26,716
================================================================================================================
Operating profit                                                  $  5,515    $  7,234    $  7,275    $  5,381
Net income                                                           3,168       4,130       4,158       3,456
Income per common and common
equivalent share                                                      0.27        0.35        0.35        0.29
================================================================================================================

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



     To the Stockholders and Board of Directors of Republic Group Incorporated:

     We have audited the accompanying consolidated balance sheets of Republic Group Incorporated (a Delaware corporation) and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Republic Group Incorporated and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.





                                                        ARTHUR ANDERSEN LLP

Dallas, Texas
August 5, 1997

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

         Arthur Andersen LLP, the Company's independent public accountants, audits the Company's consolidated financial statements in accordance with generally accepted auditing standards, which provides the basis of its report on the consolidated financial statements.

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



Phil Simpson
Chairman of the Board
and President
August 27, 1997


Doyle R. Ramsey
Vice President-Finance and
Chief Financial Officer
August 27, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Registrant's proxy statement for the annual meeting of the stockholders to be held on October 23, 1997 sets forth certain information with respect to the directors of the Registrant and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Item 4A of Part I of this report and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         The sections entitled "Executive Compensation" and "Compensation of Directors" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on October 23, 1997 sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         There is incorporated herein by reference the information in the Company's 1997 Proxy Statement regarding beneficial ownership of shares of the Company's Common Stock as of August 29, 1997 by each person known by the Company to own beneficially more than 5% of the outstanding shares of such Common Stock, by each director of the Company, and by certain executive officers of the Company and by all directors and executive officers as a group under the caption "Security Ownership".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the captions "Election of Directors" in the Company's 1997 Proxy Statement is incorporated herein by reference.

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
See Index to Financial Statements and Schedules of Registrant contained in Item 8, page 16.

                  2.       Financial Statement Schedules
See Index to Financial Statements and Schedules of Registrant contained in Item 8, page 16.

                  3. The following documents are filed or incorporated by reference as exhibits to this Report as required by Item 601 of Regulation S-K:

          3(a) Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the period year ended September 30, 1996, SEC File Number 1-7210).

          3(b) Bylaws of the Company, as amended (incorporated by reference to Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, SEC File Number 1-7210).

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

         4(b) Amendments One, Two and Three to Revolving and Term Credit Agreements, in reference to the Agreements and Exhibits in 4(a) above, relating to the Company's name change from Republic Gypsum Company to Republic Group Incorporated and to extend the Revolving Credit Agreement one year (incorporated by reference to Exhibit 4(b) to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, SEC File Number 1-7210).

         10(a) The 1989 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, SEC File Number 1-7210), which is a "management contract or compensatory plan or arrangement."

         10(b) Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, SEC File Number 1-7210), which is a "management contract or compensatory plan or arrangement."

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

         10(d) Tenancy in Common Agreement dated December 29, 1983, between Packaging Corporation of America and Republic Paperboard Company (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended June 30, 1994, SEC File Number 1-7210).

         10(e) Shared Facilities and Shared Service Agreement dated December 28, 1983, between Packaging Corporation of America and Republic Paperboard Company (incorporated by reference to
                  Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended June 30, 1994, SEC File Number 1-7210).

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

         24       Power of Attorney on Page 34 of this Report.

         27       Article 5 of Regulation S-X.

        (b)       Reports on Form 8-K.

                  None.

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

Dated:   September 2, 1997

                                             REPUBLIC GROUP INCORPORATED


                                             By:   /s/ Phil Simpson
                                                   -----------------------------
                                                   Phil Simpson, Chairman of the
                                                   Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                                   Title                                Date
         ---------                                   -----                                ----
/s/ Phil Simpson                            Chairman of the Board,                   September 2, 1997
----------------------------                President and Director
                                            (principal executive
                                            officer)


/s/ Stephen L. Gagnon                       Executive Vice President                 September 2, 1997
----------------------------                and Director


/s/ Doyle R. Ramsey                         Vice President and                       September 2, 1997
----------------------------                Chief Financial Officer
                                            (principal financial officer)


/s/ Larry F. Huser                          Controller (principal                    September 2, 1997
----------------------------                accounting officer)


/s/ Bert A. Nelson                          Director                                 September 5, 1997
----------------------------


/s/ Talbot Rain                             Director                                 September 5, 1997
----------------------------


/s/ Gerald L. Ray                           Director                                 September 5, 1997
----------------------------


/s/ Robert F. Sexton                        Director                                 September 5, 1997
----------------------------


/s/ David P. Simpson                        Director                                 September 5, 1997
----------------------------


/s/ L. L. Wallace                           Director                                 September 5, 1997
----------------------------


/s/ David B. Yarbrough                      Director                                 September 5, 1997
----------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To:    The Stockholders and Board of Directors of
       Republic Group Incorporated

We have audited in accordance with generally accepted auditing standards the consolidated financial statements of Republic Group Incorporated and subsidiaries included in this Form 10-K and have issued our report thereon dated August 5, 1997. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.
Schedule II, Valuation and Qualifying Accounts and Reserves, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                                   ARTHUR ANDERSEN LLP

Dallas, Texas
August 5, 1997

                          REPUBLIC GROUP INCORPORATED
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   Years ended June 30, 1995, 1996, and 1997



                               Additions Charged to
                 Balance at   -----------------------                     Balance
                 beginning    Cost and        Other                       at end
                  of year     expenses       accounts   Deductions (A)    of year
                 ----------   --------       --------   --------------    --------
1995:
Allowance for
 doubtful
 accounts         $255,000     $428,000     $        --     $ 69,000      $614,000
                  ========     ========     ===========     ========      ========

1996:
Allowance for
 doubtful
 accounts         $614,000     $  1,000     $        --     $(18,000)     $633,000
                  ========     ========     ===========     ========      ========

1997:
Allowance for
 doubtful
 accounts         $633,000     $117,000     $        --     $  2,000      $748,000
                  ========     ========     ===========     ========      ========



(A) Uncollectible accounts charged off, net of recoveries.

                               INDEX TO EXHIBITS


Exhibit
Number                            Description
--------                          -----------

  21              Significant Subsidiaries of the Registrant.

  23              Consent of Independent Public Accountants.

  24              Power of Attorney on Page 34 of this Report.

  27              Article 5 of Regulation S-X.