Form 10-Q
period 1997-09-30
REPUBLIC GROUP INC
filed 1997-11-12
CIK 83226

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ---------------------

(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                                               ------------------

                                       OR

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
Yes  X   No
    ---     ---
On October 31, 1997, there were 11,694,402 shares of the registrant's Common Stock, $1.00 par value outstanding.

                           REPUBLIC GROUP INCORPORATED

                                    FORM 10-Q
                                Quarterly Report

                    For the Quarter Ended September 30, 1997


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

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
Quarters Ended September 30, 1997 and 1996 (Unaudited)


                                                      1997             1996
                                                   -----------      -----------

Gross sales .................................      $37,002,000      $33,880,000


Less freight and discounts ..................        5,113,000        4,876,000
                                                   -----------      -----------

Net sales ...................................       31,889,000       29,004,000

Costs and expenses:
     Cost of sales ..........................       21,383,000       17,611,000
     Selling and administrative expenses ....        3,620,000        3,149,000
                                                   -----------      -----------
                                                    25,003,000       20,760,000
                                                   -----------      -----------

Operating profit ............................        6,886,000        8,244,000

Other income (expense), net .................           91,000         (329,000)
                                                   -----------      -----------
Income before income taxes ..................        6,977,000        7,915,000

Provision for income taxes ..................        2,651,000        2,896,000
                                                   -----------      -----------
NET INCOME ..................................      $ 4,326,000      $ 5,019,000
                                                   ===========      ===========

Income per common and common equivalent share      $      0.37      $      0.43
                                                   ===========      ===========

Weighted average shares outstanding .........       11,832,000       11,768,000
                                                   ===========      ===========



See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
September 30, 1997 and June 30, 1997

                                                                    September 30, 1997    June 30, 1997
                                                                    ------------------    -------------
                                                                        (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents ....................................      $     42,000       $  1,436,000
   Investments and marketable securities, at market .............         5,144,000            650,000
   Accounts receivable, net .....................................        13,441,000         13,893,000
   Income tax refunds receivable ................................           221,000            494,000
   Inventories:
     Finished goods .............................................         2,300,000          2,246,000
     Raw materials and supplies .................................         5,516,000          5,095,000
                                                                       ------------       ------------
                                                                          7,816,000          7,341,000
   Prepaid expenses and other ...................................           514,000            660,000
   Deferred income taxes ........................................           576,000            576,000
                                                                       ------------       ------------
     TOTAL CURRENT ASSETS .......................................        27,754,000         25,050,000
Property, plant and equipment, at cost ..........................       125,186,000        121,460,000
   Less accumulated depreciation, amortization
     and depletion ..............................................        48,791,000         46,985,000
                                                                       ------------       ------------
                                                                         76,395,000         74,475,000
Other assets ....................................................           854,000            875,000
                                                                       ------------       ------------
TOTAL ASSETS ....................................................      $105,003,000       $100,400,000
                                                                       ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .............................................      $  6,540,000        $ 7,534,000
   Accrued payroll and employee benefits ........................         2,575,000          2,986,000
   Income taxes payable .........................................         2,854,000            203,000
   Other current liabilities ....................................         1,451,000          1,388,000
                                                                       ------------       ------------
     TOTAL CURRENT LIABILITIES ..................................        13,420,000         12,111,000

Deferred income taxes ...........................................         9,838,000          9,838,000
Other long-term liabilities .....................................           606,000            606,000

Stockholders' equity:
   Common stock, $1 par value ...................................        11,718,000         11,716,000
   Additional paid-in capital ...................................        27,853,000         27,827,000
   Retained earnings ............................................        42,261,000         38,995,000
   Less:  Treasury stock, at cost, 33,000 shares ................          (693,000)          (693,000)
                                                                       ------------       ------------
     TOTAL STOCKHOLDERS' EQUITY .................................        81,139,000         77,845,000
                                                                       ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................      $105,003,000       $100,400,000
                                                                       ------------       ------------

See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 1997 and 1996 (Unaudited)

                                                                                   1997               1996
                                                                               -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .........................................................      $  4,326,000       $  5,019,000
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation, amortization and depletion .......................         1,806,000          1,637,000
         Deferred income taxes ..........................................                --            485,000
         Loss on sale of assets .........................................                --             20,000
         Changes in current assets and liabilities:
              Accounts receivable .......................................           452,000           (498,000)
              Income tax refunds receivable .............................           273,000             20,000
              Inventories ...............................................          (475,000)          (175,000)
              Prepaid expenses ..........................................           146,000            123,000
              Accounts payable and accrued liabilities ..................        (1,342,000)          (426,000)
              Income taxes payable ......................................         2,651,000          2,442,000
         Other assets and liabilities ...................................            21,000           (161,000)
                                                                               ------------       ------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ..........................         7,858,000          8,486,000
                                                                               -------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment .........................        (3,726,000)        (2,037,000)
     Proceeds from sale of property, plant and equipment ................                --              1,000
     Purchases of investments ...........................................        (5,665,000)        (7,915,000)
     Proceeds from sale of investments ..................................         1,171,000          7,200,000
                                                                               ------------       ------------
     NET CASH USED BY INVESTING ACTIVITIES ..............................        (8,220,000)        (2,751,000)
                                                                               ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid .....................................................        (1,052,000)          (955,000)
     Proceeds from exercised stock options ..............................            20,000             69,000
                                                                               ------------       ------------
     NET CASH USED BY FINANCING ACTIVITIES ..............................        (1,032,000)          (886,000)
                                                                               ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................        (1,394,000)         4,849,000

Cash and cash equivalents at beginning of year ..........................         1,436,000          2,243,000
                                                                               ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............................      $     42,000       $  7,092,000
                                                                               ============       ============


See accompanying notes.

REPUBLIC GROUP INCORPORATED
Notes to Consolidated Financial Statements
September 30, 1997 and 1996 (Unaudited)

(1) In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, to fairly present the Company's financial position as of September 30, 1997, and the results of operations and cash flows for the periods ended September 30, 1997 and 1996. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K as of June 30, 1997.

(2) Per Share Computations: Per share computations are based on the weighted average number of common shares outstanding during each period. Income per common and common equivalent share on a diluted basis is substantially the same as basic income per share as presented. The number of shares used in the per share computations were 11,832,000 for the three-month period ended September 30, 1997 and 11,768,000 for the comparable 1996 period.

(3) Other Commitments and Contingent Liabilities: In connection with its preparations for a warehouse addition to its paperboard mill located in Commerce City, Colorado, a suburb of Denver, the Company discovered and has been investigating the presence of subsurface petroleum hydrocarbons. The Company retained an environmental consultant who concluded that fuel oil, jet fuel, and gasoline additives had migrated in the subsurface of the Company's property from an adjacent property. The Company has conducted its own investigations, and the adjacent property owner has conducted its own investigations. Additionally, the Company and the adjacent property owner have jointly sponsored investigations. Discussions between the parties continue. The Company has completed the construction of the warehouse addition under approval of the Colorado Department of Health. At this time, the Company has not ascertained the future liability, if any, of the above matter.

         Other commitments of the Company include non-cancelable contracts to purchase property, plant, and equipment relating to the expansion of the Duke, Oklahoma wallboard facility. These commitments totaled approximately $15,300,000 at September 30, 1997.

(4) Reclassification: Certain prior year balances have been reclassified to conform with current year presentation.

(5) Subsequent Event: On October 23, 1997, the Board of Directors of the Company declared a quarterly cash dividend of $.09 per share of common stock to be paid on December 15, 1997 to stockholders of record on November 28, 1997. Dividend payments will total approximately $1,053,000.

(6) Income Taxes: The provisions for income taxes are based on estimated annual effective tax rates, which differ from the federal statutory rates principally due to state income taxes and certain non-deductible expenses. These estimates are updated quarterly.

(7) All references to share amounts, per share amounts and stock prices reflect a 10% stock dividend distributed in March 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Quarters ended September 30, 1997 and 1996. Consolidated net income was $4,326,000 or $.37 per share on net sales of $31,889,000 for the first quarter ended September 30, 1997. This compares to consolidated net income of $5,019,000 or $.43 per share on net sales of $29,004,000 for the first quarter ended September 30, 1996.

         The gypsum wallboard division continued to experience strong demand during the current quarter. The 10% increase in consolidated net sales from the September 1996 quarter to the September 1997 quarter was primarily attributable to an 11% increase in gypsum wallboard net selling prices. Additionally, consolidated net sales were influenced by a 2% increase in net sales recorded by the Company's recycled paperboard segment which includes the Company's recycled paperboard mills and recovered paper fiber recycling operations. Although both of the Company's segments operated at higher operating rates in the September 1997 quarter compared to the 1996 quarter, this was not sufficient to offset a 46% increase in raw material costs at the Company's recycled paperboard mills (principally reclaimed paper fiber). Typically, reclaimed paper fiber costs to the Company's recycled paperboard mills are almost immediately affected by changes in the relationship between the supply of and demand for reclaimed paper fiber. As a result, consolidated operating profits decreased $1,358,000 for the current quarter compared to the 1996 quarter.

         The Company began implementing recycled paperboard selling price increases during September and October, 1997. However, the lag between raw material cost increases and subsequent selling price increases and difficulties obtaining all of the announced selling price increases severely restricted margins in the Company's recycled paperboard division. The cost of recovered paper fiber for the paperboard division appears to have stabilized and even retreated to some extent recently. The Company's future results could be affected adversely by the cost of fuel, principally natural gas and coal. The prevailing market price of natural gas is a potential concern to the Company because of its relative importance as a major variable cost component in the manufacture of gypsum wallboard and recycled paperboard. The cost of natural gas on the spot market is, on the average, significantly higher now than during this same period last year. A portion of the Company's natural gas requirements is under contract with the remainder purchased on the spot market. It is important to note that natural gas is a commodity and pricing is influenced by supply and demand.

         Statements in this report that are not historical facts are forward-looking statements pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Investors should be aware of factors and uncertainties that could have a material, negative impact on the Company's results. Other uncertainties and risks which could affect the Company can be found in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

Environmental Matters

         On October 17, 1997, the West Virginia Division of Environmental Protection ("DEP") filed a complaint against Republic Paperboard Company of West Virginia (the "West Virginia Subsidiary") in the Circuit Court of Jefferson County, West Virginia. The complaint alleges that the West Virginia Subsidiary has violated and continues to violate a previous order entered into between the West Virginia Subsidiary and DEP on January 17, 1995 and further alleges that the West Virginia Subsidiary has violated and continues to violate certain provisions of its wastewater discharge permit. The West Virginia Subsidiary discharges treated process wastewater into a creek running through its Halltown, West Virginia facility (the "Facility") pursuant to a permit issued to the West Virginia Subsidiary by DEP. The permit requires that the quality of the water that may be discharged into the creek under the permit comply with certain effluent limitations. The complaint alleges that the West Virginia Subsidiary has violated this permit by discharging wastewater into the creek that contained effluents in excess of the permit limitations.
The complaint alleges 33 violations over a time period from October 1995 to March 1997. The complaint also alleges that the earlier administrative order has been violated because of the failure of the West Virginia Subsidiary to pay a stipulated penalty of $1,000 for two alleged violations of the permit that occurred between January 1995 and October 1995. DEP is seeking by virtue of the complaint to require the West Virginia Subsidiary to enter into a consent agreement that sets forth a compliance schedule for correcting the alleged deficiencies in the wastewater treatment facilities of the West Virginia Subsidiary that have led to the alleged effluent exceedances. DEP is also requesting a civil monetary penalty of an unspecified amount but which, according to the complaint, may not exceed $10,000 per day for each of the alleged violations. DEP is also seeking to recover all of its costs of court including attorneys fees. The West Virginia Subsidiary intends to file and answer by the December 4, 1997 deadline contesting the allegations of the complaint.

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

Liquidity and Capital Resources

         The following is a summary of certain financial statistics related to the liquidity of the Company at September 30, 1997, and at June 30, 1997.



                                                   September 30,
                                                      1997        June 30, 1997
                                                   -----------      -----------
Cash, cash equivalents and investments             $ 5,186,000      $ 2,086,000
Working capital                                    $14,334,000      $12,939,000
Ratio of current assets to current liabilities           2.1:1            2.1:1


         On June 30, 1995, the Company purchased substantially all the assets of Halltown Paperboard Company, Halltown, West Virginia and financed the acquisition by securing $28.0 million in long-term bank financing, which was scheduled to mature in the year 2002. However, all interest-bearing debt was repaid during June 1997. On June 30, 1995, the Company entered into a $7.0 million revolving line of credit. Through September 30, 1997, no amounts were borrowed against the credit facility which expires June 30, 1998. Outstanding principal amounts on the revolving credit facility bear interest at a variable rate equal to (i) the London Interbank Offered Rate, plus an agreed margin (ranging from 50 to 150 points), which is to be established annually based upon the Company's coverage of fixed charges or (ii) the bank's corporate prime rate, less 0.75%. Under the revolving credit facility, the Company is required to adhere to several financial covenants some of which involve working capital, current ratio, net worth and fixed charge coverage minimums. The revolving credit facility expires June 30, 1998. The Company plans to increase its revolving line of credit limit primarily due to the ongoing expansion at the Company's wallboard production facilities.
This project will double the productive capacity of the facility at an estimated cost of $26,000,000. Management believes that cash and investments, internally generated funds, supplemented as needed by advances under a revolving credit facility, will be sufficient to meet the Company's short-term working capital requirements.

         The Board of Directors of the Company has approved new budgeted capital expenditures of $8.0 million for fiscal 1998. There have been approximately $3,726,000 million in fixed asset additions through September 30, 1997. This amount includes some capital projects carried over from fiscal 1997. Cash provided by operations, existing cash balances and the Company's line of credit facility should be sufficient to fund all planned capital expenditures.

         On October 23, 1997, the Board of Directors of the Company declared a quarterly cash dividend of $.09 per share of common stock to be paid on December 15, 1997 to stockholders of record on November 28, 1997. Dividend payments will total approximately $1,053,000.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings
              On October 17, 1997, the West Virginia Division of Environmental Protection ("DEP") filed a complaint against Republic Paperboard Company of West Virginia (the "West Virginia Subsidiary") in the Circuit Court of Jefferson County, West Virginia. The complaint alleges that the West Virginia Subsidiary has violated and continues to violate a previous order entered into between the West Virginia Subsidiary and DEP on January 17, 1995 and further alleges that the West Virginia Subsidiary has violated and continues to violate certain provisions of its wastewater discharge permit. The West Virginia Subsidiary discharges treated process wastewater into a creek running through its Halltown, West Virginia facility (the "Facility") pursuant to a permit issued to the West Virginia Subsidiary by DEP. The permit requires that the quality of the water that may be discharged into the creek under the permit comply with certain effluent limitations. The complaint alleges that the West Virginia Subsidiary has violated this permit by discharging wastewater into the creek that contained effluents in excess of the permit limitations. The complaint alleges 33 violations over a time period from October 1995 to March 1997. The complaint also alleges that the earlier administrative order has been violated because of the failure of the West Virginia Subsidiary to pay a stipulated penalty of $1,000 for two alleged violations of the permit that occurred between January 1995 and October 1995. DEP is seeking by virtue of the complaint to require the West Virginia Subsidiary to enter into a consent agreement that sets forth a compliance schedule for correcting the alleged deficiencies in the wastewater treatment facilities of the West Virginia Subsidiary that have led to the alleged effluent exceedances. DEP is also requesting a civil monetary penalty of an unspecified amount but which, according to the complaint, may not exceed $10,000 per day for each of the alleged violations. DEP is also seeking to recover all of its costs of court including attorneys fees. The West Virginia Subsidiary intends to file and answer by the December 4, 1997 deadline contesting the allegations of the complaint.


Item 2.       Changes in Securities
              Not applicable.

Item 3.       Defaults Upon Senior Securities
              Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

              The Company held its Annual Meeting of Stockholders on October 23, 1997. The votes cast on each item in order of the listing in the Proxy was as follows:



               1.   Election of Directors

                                                          Votes To
                                             Votes        Withhold     Broker
                                              For         Authority   Non-Votes
                                            --------       ------     ---------
                    Stephen L. Gagnon       9,579,732      47,096        0
                    Bert A. Nelson          9,594,865      31,963        0
                    Talbot Rain             9,571,320      55,508        0
                    Gerald L. Ray           9,589,510      37,318        0
                    Robert F. Sexton        9,595,085      31,743        0
                    David P. Simpson        9,570,862      55,966        0

                    Phil Simpson            9,593,644      33,184        0
                    L. L. Wallace           9,561,006      65,822        0
                    David B. Yarbrough      9,560,775      66,053        0


              2. Approval of Republic Group Incorporated Employee Stock Purchase Plan (as more particularly described in the Company's Proxy Statement).


                       For          Against      Abstain   Broker Non-Votes
                    ---------      ---------    ---------    ---------
                    9,369,023      199,350      58,455           0


              3. In their discretion on any other matters as may properly come before the meeting or any adjournment(s) thereof.

                       For          Against      Abstain   Broker Non-Votes
                    ---------      ---------    ---------    ---------
                    9,626,828           0           0            0


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

                                                REPUBLIC GROUP INCORPORATED


November 10, 1997                                /s/ Doyle R. Ramsey
                                                -------------------------------
                                                Doyle R. Ramsey
                                                Vice President and Chief
                                                Financial Officer



November 10, 1997                                /s/ Larry F. Huser
                                                -------------------------------
                                                Larry F. Huser
                                                Controller and Principal
                                                Accounting Officer

                                INDEX TO EXHIBITS

Exhibit                               Description
-------                               -----------
     27              Article 5 of Regulation S-X-Financial Data Schedule
