Form 10-Q
period 1997-12-31
REPUBLIC GROUP INC
filed 1998-02-12
CIK 83226

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                ---------------

                                   (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from .................. to .....................
                         Commission file number 1-7210

                          REPUBLIC GROUP INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                75-1155922
            --------                                ----------
  (State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X].   No [ ].

On January 31, 1998, there were 11,711,414 shares of the registrant's Common Stock, $1.00 par value outstanding.

                         REPUBLIC GROUP INCORPORATED

                                  FORM 10-Q
                               Quarterly Report

         For The Three Months And Six Months Ended December 31, 1997


                        PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.

                Reference is made to pages 2 through 7 hereof which set forth certain consolidated financial statements of Registrant in accordance with Part I of Form 10-Q.

                The consolidated financial statements include the accounts of Republic Group Incorporated and is wholly owned subsidiaries (collectively referred to as the "Company").

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
Quarters Ended December 31, 1997 and 1996 (Unaudited)

                                                     1997             1996
                                                ------------     ------------
Gross sales ...............................     $ 37,430,000     $ 36,286,000

Less freight and discounts ................        5,001,000        5,317,000
                                                ------------     ------------

Net sales .................................       32,429,000       30,969,000

Costs and expenses:
     Cost of sales ........................       22,054,000       19,239,000
     Selling and administrative expenses ..        4,022,000        3,809,000
                                                ------------     ------------
                                                  26,076,000       23,048,000
                                                ------------     ------------
Operating profit ..........................        6,353,000        7,921,000

Other income (expense), net ...............           44,000         (100,000)
                                                ------------     ------------
Income before income taxes ................        6,397,000        7,821,000

Provision for income taxes ................        2,430,000        2,892,000
                                                ------------     ------------
NET INCOME ................................     $  3,967,000     $  4,929,000
                                                ============     ============
Basic earnings per share ..................     $       0.34     $       0.42
                                                ============     ============
Basic weighted average shares outstanding..       11,697,000       11,685,000
                                                ============     ============
Diluted earnings per share ................     $       0.34     $       0.42
                                                ============     ============
Diluted weighted average shares
     outstanding...........................       11,803,000       11,782,000
                                                ============     ============

See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended December 31, 1997 and 1996 (Unaudited)

                                                     1997              1996
                                                ------------     ------------
Gross sales ...............................     $ 74,432,000     $ 70,166,000

Less freight and discounts ................       10,114,000       10,193,000
                                                ------------     ------------
Net sales .................................       64,318,000       59,973,000
                                                ------------     ------------
Costs and expenses:
     Cost of sales ........................       43,437,000       36,850,000
     Selling and administrative expenses ..        7,642,000        6,958,000
                                                ------------     ------------
                                                  51,079,000       43,808,000
                                                ------------     ------------
Operating profit ..........................       13,239,000       16,165,000

Other income (expense), net ...............          135,000         (429,000)
                                                ------------     ------------
Income before income taxes ................       13,374,000       15,736,000

Provision for income taxes ................        5,081,000        5,788,000
                                                ------------     ------------
NET INCOME ................................     $  8,293,000     $  9,948,000
                                                ============     ============
Basic earnings per share ..................     $       0.71     $       0.85
                                                ============     ============
Basic weighted average shares outstanding..       11,691,000       11,678,000
                                                ============     ============
Diluted earnings per share ................     $       0.70     $       0.85
                                                ============     ============
Diluted weighted average shares
     outstanding...........................       11,798,000       11,764,000
                                                ============     ============

See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
December 31, 1997 and June 30, 1997

                                                        December 31, 1997     June 30, 1997
                                                        -----------------     --------------
                                                           (Unaudited)

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents ......................     $   1,534,000      $   1,436,000
     Investments and marketable securities, at
         market......................................         1,045,000            650,000
     Accounts receivable, net .......................        13,452,000         13,893,000
     Income tax refunds receivable ..................           515,000            494,000
     Inventories:
         Finished goods .............................         2,289,000          2,246,000
         Raw materials and supplies .................         5,830,000          5,095,000
                                                          -------------      -------------
                                                              8,119,000          7,341,000
     Prepaid expenses and other .....................           470,000            660,000
     Deferred income taxes ..........................           576,000            576,000
                                                          -------------      -------------
         TOTAL CURRENT ASSETS .......................        25,711,000         25,050,000
Property, plant and equipment, at cost ..............       129,946,000        121,460,000
     Less accumulated depreciation, amortization
         and depletion ..............................        50,488,000         46,985,000
                                                          -------------      -------------
                                                             79,458,000         74,475,000
Other assets ........................................           879,000            875,000
                                                          -------------      -------------
TOTAL ASSETS ........................................     $ 106,048,000      $ 100,400,000
                                                          =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ...............................     $   6,350,000      $   7,534,000
     Accrued payroll and employee benefits ..........         3,043,000          2,986,000
     Income taxes payable ...........................                --            203,000
     Other current liabilities ......................         1,463,000          1,388,000
                                                          -------------      -------------
         TOTAL CURRENT LIABILITIES ..................        10,856,000         12,111,000
Deferred income taxes ...............................        10,379,000          9,838,000
Other long-term liabilities .........................           607,000            606,000

Stockholders' equity:
     Common stock, $1 par value .....................        11,740,000         11,716,000
     Additional paid-in capital .....................        27,943,000         27,827,000
     Retained earnings ..............................        45,177,000         38,995,000
     Less:  Treasury stock, at cost, 31,000 shares ..          (654,000)          (693,000)
                                                          -------------      -------------
         TOTAL STOCKHOLDERS' EQUITY .................        84,206,000         77,845,000
                                                          -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........     $ 106,048,000      $ 100,400,000
                                                          =============      =============

See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 1997 and 1996 (Unaudited)

                                                                   1997               1996
                                                               ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ..........................................     $  8,293,000      $  9,948,000
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation, amortization and depletion ........        3,685,000         3,372,000
         Deferred income taxes ...........................          541,000         1,036,000
         Loss on sale of assets ..........................           25,000            12,000
         Changes in current assets and liabilities:
                  Accounts receivable ....................          441,000          (997,000)
                  Income tax refunds receivable ..........          (21,000)          317,000
                  Inventories ............................         (778,000)         (100,000)
                  Prepaid expenses .......................          190,000           167,000
                  Accounts payable and accrued
                     liabilities..........................       (1,052,000)          789,000
                  Income taxes payable ...................         (203,000)          107,000
         Other assets and liabilities ....................           (2,000)         (134,000)
                                                               ------------      ------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ...........       11,119,000        14,517,000
                                                               ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment ..........       (8,710,000)       (3,550,000)
     Proceeds from sale of property, plant and equipment .           17,000            39,000
     Purchases of investments ............................       (6,865,000)      (14,890,000)
     Proceeds from sale of investments ...................        6,470,000         7,905,000
                                                               ------------      ------------
     NET CASH USED BY INVESTING ACTIVITIES ...............       (9,088,000)      (10,496,000)
                                                               ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid ......................................       (2,105,000)       (1,912,000)
     Reduction of long-term debt .........................               --        (1,670,000)
     Issuance of common treasury stock ...................           31,000                --
     Proceeds from exercised stock options ...............          141,000           188,000
                                                               ------------      ------------
     NET CASH USED BY FINANCING ACTIVITIES ...............       (1,933,000)       (3,394,000)
                                                               ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ................           98,000           627,000

Cash and cash equivalents at beginning of year ...........        1,436,000         2,243,000
                                                               ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............     $  1,534,000      $  2,870,000
                                                               ============      ============

See accompanying notes.

REPUBLIC GROUP INCORPORATED
Notes to Consolidated Financial Statements
December 31, 1997 and 1996 (Unaudited)

(1) In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, to fairly present the Company's financial position as of December 31, 1997, and the results of operations and cash flows for the periods ended December 31, 1997 and 1996. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K as of June 30, 1997.

(2) Effective October 1, 1997 the Company adopted SFAS No. 128, "Earnings Per Share".

     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of shares and the number of equivalent shares assumed outstanding under the Company's stock-based compensations plans. Diluted earnings per share are computed as follows:

                                              For the Three Months Ended
------------------------------------------------------------------------------------------------
                              December 31, 1997                        December 31, 1996
-------------------------------------------------------    -------------------------------------
                         (in thousands)                       (in thousands)
                       Income       Shares    Per-Share      Income      Shares      Per-Share
                     (Numerator) (Denominator) Amount      (Numerator) (Denominator)  Amount
-------------------------------------------------------    -------------------------------------

Basic earnings
 per share              $3,967     11,697     $  .34         $4,929     11,685       $  .42

Effects of dilutive
 securities-options         --        106                        --         97
                       --------------------------------    -------------------------------------
Diluted earnings
 per share              $3,967     11,803     $  .34         $4,929     11,782       $  .42
-------------------------------------------------------    -------------------------------------

                                              For the Six Months Ended
-----------------------------------------------------------------------------------------------
                               December 31, 1997                      December 31, 1996
-------------------------------------------------------    ------------------------------------
                         (in thousands)                          (in thousands)
                       Income       Shares   Per-Share       Income       Shares      Per-Share
                     (Numerator)(Denominator) Amount       (Numerator) (Denominator)  Amount
-------------------------------------------------------    ------------------------------------

Basic earnings
 per share              $8,293     11,691     $  .71         $9,948     11,678        $  .85

Effects of dilutive
 securities-options         --        107                        --         86
                       --------------------------------    ------------------------------------
Diluted earnings
 per share              $8,293     11,798     $  .70         $9,948     11,764        $  .85
-------------------------------------------------------    ------------------------------------

     All periods prior to October 1, 1997 have been restated to conform with the requirements of SFAS No. 128. However, there was no impact on basic or diluted earnings per share for the three months and six months ended December 31, 1996.

     Options to purchase 10,541 shares of common stock at the price of $20.763 were outstanding for the three months ending and six months ending December 31, 1997. Options to purchase 110,550 shares of common stock at prices ranging from $15.228 to $16.75 were outstanding for the three months ending and six months ending December 31, 1996. These shares were not included in the diluted earnings per share because the options exercise price was greater than the average market price of the common shares for the above periods.

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

    On October 17, 1997, the West Virginia Division of Environmental Protection ("DEP") filed a complaint against Republic Paperboard Company of West Virginia (the "West Virginia Subsidiary") in the Circuit Court of Jefferson County, West Virginia. The complaint alleges that the West Virginia Subsidiary has violated and continues to violate a previous order entered into between the West Virginia Subsidiary and DEP on January 17, 1995 and further alleges that the West Virginia Subsidiary has violated and continues to violate certain provisions of its wastewater discharge permit. The West Virginia Subsidiary discharges treated process wastewater into a creek running through its Halltown, West Virginia facility (the "Facility") pursuant to a permit issued to the West Virginia Subsidiary by DEP. The permit requires that the quality of the water that may be discharged into the creek under the permit comply with certain effluent limitations. The complaint alleges that the West Virginia Subsidiary has violated this permit by discharging wastewater into the creek that contained effluents in excess of the permit limitations. The complaint alleges 33 violations over a time period from October 1995 to March 1997. The complaint also alleges that the earlier administrative order has been violated because of the failure of the West Virginia Subsidiary to pay a stipulated penalty of $1,000 for two alleged violations of the permit that occurred between January 1995 and October 1995. DEP is seeking by virtue of the complaint to require the West Virginia Subsidiary to enter into a consent agreement that sets forth a compliance schedule for correcting the alleged deficiencies in the wastewater treatment facilities of the West Virginia Subsidiary that have led to the alleged effluent exceedances. DEP is also requesting a civil monetary penalty of an unspecified amount but which, according to the complaint, may not exceed $10,000 per day for each of the alleged violations. DEP is also seeking to recover all of its costs of court including attorneys fees. The West Virginia Subsidiary has responded in a timely manner to the allegations of the complaint. At this time, the Company has not ascertained the future liability, if any, of the above matter.

(4) Reclassification: Certain prior year balances have been reclassified to conform with current year presentation.

(5) Subsequent Event: On January 27, 1998, the Board of Directors of the Company declared a quarterly cash dividend of $.09 per share of common stock to be paid on March 16, 1998 to stockholders of record on February 27, 1998. Dividend payments will total approximately $1,054,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Quarters ended December 31, 1997 and 1996. Consolidated net income for the second quarter ended December 31, 1997 was $3,967,000 and diluted earnings per share was $.34 on net sales of $32,429,000. This compares with consolidated net income of $4,929,000 and diluted earnings per share of $.42 on net sales of $30,969,000 for the same quarter one year ago.

    Consolidated net sales increased 5% in the December 1997 quarter when compared to the December 1996 quarter. The increase in consolidated net sales during the quarter can be attributed to the continued strong demand for the Company's gypsum wallboard products. The gypsum wallboard division experienced a 2% increase in shipments and a 9% increase in net selling prices. Consolidated net income was adversely affected in the December quarter by reduced operating margins at the Company's recycled paperboard operations. The primary factors which negatively affected the operating margins at the Company's recycled paperboard mills and for the Company in total were a significant increase in utility costs (mainly natural gas spot prices), ten days of unscheduled downtime taken for boiler maintenance at the Hutchinson, Kansas recycled paperboard mill and a 21% increase in the cost of raw materials, (principally reclaimed paper fiber). Recently, the Company has seen a significant downward movement in natural gas spot prices. The reduction in natural gas prices should have a positive influence on the March 1998 quarterly results.

    Six Months Ended December 31, 1997 and 1996. Consolidated net income for the six months ended December 31, 1997 was $8,293,000 and diluted earnings per share was $.70 on net sales of $64,318,000. This compares with consolidated net income of $9,948,000 and diluted earnings per share of $.85 on net sales of $59,973,000 for the same period one year ago.

    Consolidated net sales increased 7% for the six months ended December 31, 1997 when compared to the same period one year ago. The increase in consolidated net sales was primarily attributable to a 10% increase in net selling prices of gypsum wallboard and a 1% increase in shipments for both the gypsum wallboard and recycled paperboard divisions. Consolidated operating profits decreased 18% for the period when compared with the prior year. Contributing to the operating profit decline were essentially those same factors which affected the quarter's decline. These include a 33% increase in raw material costs, again principally reclaimed paper fiber, as well as a 13% increase in utility costs for the recycled paperboard division. Additionally, the Company's recycled paperboard division experienced a 3% decrease in net selling prices during the period when compared to last year.

Environmental Matters

    On October 17, 1997, the West Virginia Division of Environmental Protection ("DEP") filed a complaint against Republic Paperboard Company of West Virginia (the "West Virginia Subsidiary") in the Circuit Court of Jefferson County, West Virginia. The complaint alleges that the West Virginia Subsidiary has violated and continues to violate a previous order entered into between the West Virginia Subsidiary and DEP on January 17, 1995 and further alleges that the West Virginia Subsidiary has violated and continues to violate certain provisions of its wastewater discharge permit. The West Virginia Subsidiary discharges treated process wastewater into a creek running through its Halltown, West Virginia facility (the "Facility") pursuant to a permit issued to the West Virginia Subsidiary by DEP. The permit requires that the quality of the water that may be discharged into the creek under the permit comply with certain effluent limitations. The complaint alleges that the West Virginia Subsidiary has violated this permit by discharging wastewater into the creek that contained effluents in excess of the permit limitations. The complaint alleges 33 violations over a time period from October 1995 to March 1997. The complaint also alleges that the earlier administrative order has been violated because of the failure of the West Virginia Subsidiary to pay a stipulated penalty of $1,000 for two alleged violations of the permit that occurred between January 1995 and October 1995. DEP is seeking by virtue of the complaint to require the West Virginia Subsidiary to enter into a consent agreement that sets forth a compliance schedule for correcting the alleged deficiencies in the wastewater treatment facilities of the West Virginia Subsidiary that have led to the alleged effluent exceedances. DEP is also requesting a civil monetary penalty of an unspecified amount but which, according to the complaint, may not exceed $10,000 per day for each of the alleged violations. DEP is also seeking to recover all of its costs of court including attorneys fees. The West Virginia Subsidiary has responded in a timely manner to the allegations of the complaint. At this time, the Company has not ascertained the future liability, if any, of the above matter.

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

Liquidity and Capital Resources

    The following is a summary of certain financial statistics related to the liquidity of the Company at December 31, 1997, and at June 30, 1997.

                                              December 31, 1997   June 30, 1997
                                              -----------------   -------------
Cash, cash equivalents and investments         $   2,579,000       $  2,086,000
Working capital                                $  14,855,000       $ 12,939,000
Ratio of current assets to current liabilities         2.4:1              2.1:1

    On June 30, 1995, the Company purchased substantially all the assets of Halltown Paperboard Company, Halltown, West Virginia and financed the acquisition by securing $28.0 million in long-term bank financing, which was scheduled to mature in the year 2002. However, all interest-bearing debt was repaid during June 1997. On June 30, 1995, the Company entered into a $7.0 million revolving line of credit. Through December 31, 1997, no amounts were borrowed against the credit facility which expires June 30, 1998. Outstanding principal amounts on the revolving credit facility bear interest at a variable rate equal to (i) the London Interbank Offered Rate, plus an agreed margin (ranging from 50 to 150 points), which is to be established annually based upon the Company's coverage of fixed charges or (ii) the bank's corporate prime rate, less 0.75%. Under the revolving credit facility, the Company is required to adhere to several financial covenants some of which involve working capital, current ratio, net worth and fixed charge coverage minimums. The Company plans to increase its revolving line of credit limit primarily due to the ongoing expansion at the Company's wallboard production facilities. This project will double the productive capacity of the facility at an estimated cost of $26,000,000. Management believes that cash and investments, internally generated funds, supplemented as needed by advances under a revolving credit facility, will be sufficient to meet the Company's short-term working capital requirements.

    The Board of Directors of the Company approved budgeted capital expenditures of $8.0 million, not including the expansion project at the Duke, Oklahoma wallboard facility, for fiscal 1998. There have been approximately $3.3 million in fixed asset additions, not including the Duke, Oklahoma facility, through December 31, 1997. This amount includes some capital projects carried over from fiscal 1997. Cash provided by operations, existing cash balances and the Company's line of credit facility should be sufficient to fund all planned capital expenditures.

    On January 27, 1998, the Board of Directors of the Company declared a quarterly cash dividend of $.09 per share of common stock to be paid on March 16, 1998 to stockholders of record on February 27, 1998. Dividend payments will total approximately $1,054,000.

Forward-Looking Statements

    Certain matters discussed in this Securities and Exchange Commission Report on Form 10-Q may constitute forward- looking statements within the meaning of the federal securities laws. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements due to a number of factors, including general economic conditions, competition, market acceptance of selling price increases, raw material costs, facility fuel costs and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         On October 17, 1997, the West Virginia Division of Environmental Protection ("DEP") filed a complaint against Republic Paperboard Company of West Virginia (the "West Virginia Subsidiary") in the Circuit Court of Jefferson County, West Virginia. The complaint alleges that the West Virginia Subsidiary has violated and continues to violate a previous order entered into between the West Virginia Subsidiary and DEP on January 17, 1995 and further alleges that the West Virginia Subsidiary has violated and continues to violate certain provisions of its wastewater discharge permit. The West Virginia Subsidiary discharges treated process wastewater into a creek running through its Halltown, West Virginia facility (the "Facility") pursuant to a permit issued to the West Virginia Subsidiary by DEP. The permit requires that the quality of the water that may be discharged into the creek under the permit comply with certain effluent limitations. The complaint alleges that the West Virginia Subsidiary has violated this permit by discharging wastewater into the creek that contained effluents in excess of the permit limitations. The complaint alleges 33 violations over a time period from October 1995 to March 1997. The complaint also alleges that the earlier administrative order has been violated because of the failure of the West Virginia Subsidiary to pay a stipulated penalty of $1,000 for two alleged violations of the permit that occurred between January 1995 and October 1995. DEP is seeking by virtue of the complaint to require the West Virginia Subsidiary to enter into a consent agreement that sets forth a compliance schedule for correcting the alleged deficiencies in the wastewater treatment facilities of the West Virginia Subsidiary that have led to the alleged effluent exceedances. DEP is also requesting a civil monetary penalty of an unspecified amount but which, according to the complaint, may not exceed $10,000 per day for each of the alleged violations. DEP is also seeking to recover all of its costs of court including attorneys fees. The West Virginia Subsidiary has responded in a timely manner to the allegations of the complaint. At this time, the Company has not ascertained the future liability, if any, of the above matter.

Item 2.  Changes in Securities
         Not applicable.

Item 3.  Defaults Upon Senior Securities
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Information regarding the submission of matters to a vote of security holders is set forth in Item 4 of Part II of the Company's previously filed Securities and Exchange Commission Report on 10-Q for the quarterly period ended September 30, 1997 and is incorporated herein by reference.

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

                                                 REPUBLIC GROUP INCORPORATED


February 12, 1998                                /s/ Doyle R. Ramsey
                                                 -------------------
                                                 Doyle R. Ramsey
                                                 Vice President and Chief
                                                 Financial Officer


February 12, 1998                                /s/ Larry F. Huser
                                                 -------------------
                                                 Larry F. Huser
                                                 Controller and Principal
                                                 Accounting Officer

                              INDEX TO EXHIBITS



Exhibit                      Description
---------                    -----------
   27           Article 5 of Regulation S-X-Financial Data Schedule