Form 10-Q
period 1998-03-31
REPUBLIC GROUP INC
filed 1998-05-13
CIK 83226

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  . . . . . . . . . to  . . . . . . . . . .

                          Commission file number 1-7210

                           REPUBLIC GROUP INCORPORATED
     -----------------------------------------------------------------------
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

On April 30, 1998, there were 11,723,224 shares of the registrant's Common Stock, $1.00 par value outstanding.

                           REPUBLIC GROUP INCORPORATED

                                    FORM 10-Q
                                Quarterly Report

            For The Three Months And Nine Months Ended March 31, 1998


                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

            Reference is made to pages 2 through 9 hereof which set forth certain consolidated financial statements of Registrant in accordance with Part I of Form 10-Q.

            The consolidated financial statements include the accounts of Republic Group Incorporated and its wholly owned subsidiaries (collectively referred to as the "Company").

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
Quarters Ended March 31, 1998 and 1997 (Unaudited)


                                                                                1998                1997
                                                                          ----------------    ----------------

Gross sales                                                               $     37,018,000    $     35,747,000
            ---------------------------------------------------------

Less freight and discounts                                                       5,105,000           5,019,000
                           ------------------------------------------
                                                                          ----------------    ----------------

Net sales                                                                       31,913,000          30,728,000
          -----------------------------------------------------------

Costs and expenses:
     Cost of sales                                                              20,917,000          19,650,000
                   --------------------------------------------------
     Selling and administrative expenses                                         4,187,000           3,646,000
                                         ----------------------------
                                                                          ----------------    ----------------
                                                                                25,104,000          23,296,000
                                                                          ----------------    ----------------

Operating profit                                                                 6,809,000           7,432,000
                 ----------------------------------------------------

Other income (expense), net                                                         23,000            (152,000)
                            -----------------------------------------
                                                                          ----------------    ----------------

Income before income taxes                                                       6,832,000           7,280,000
                           ------------------------------------------

Provision for income taxes                                                       2,596,000           2,604,000
                           ------------------------------------------
                                                                          ----------------    ----------------

NET INCOME                                                                $      4,236,000    $      4,676,000
           ----------------------------------------------------------
                                                                          ================    ================


Basic earnings per share                                                  $           0.36    $           0.40
                         --------------------------------------------
                                                                          ================    ================

Basic weighted average shares outstanding                                       11,715,000          11,704,000
                                          ---------------------------
                                                                          ================    ================

Diluted earnings per share                                                $           0.36    $           0.40
                           ------------------------------------------
                                                                          ================    ================

Diluted weighted average shares outstanding                                     11,820,000          11,795,000
                                            -------------------------
                                                                          ================    ================

See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended March 31, 1998 and 1997 (Unaudited)


                                                                                1998                1997
                                                                          ----------------    ----------------

Gross sales                                                               $    111,450,000    $    105,913,000
            ---------------------------------------------------------

Less freight and discounts                                                      15,219,000          15,212,000
                           ------------------------------------------
                                                                          ----------------    ----------------

Net sales                                                                       96,231,000          90,701,000
          -----------------------------------------------------------

Costs and expenses:
     Cost of sales                                                              64,354,000          56,500,000
                   --------------------------------------------------
     Selling and administrative expenses                                        11,829,000          10,604,000
                                         ----------------------------
                                                                          ----------------    ----------------
                                                                                76,183,000          67,104,000
                                                                          ----------------    ----------------

Operating profit                                                                20,048,000          23,597,000
                 ----------------------------------------------------

Other income (expense), net                                                        158,000            (581,000)
                            -----------------------------------------
                                                                          ----------------    ----------------

Income before income taxes                                                      20,206,000          23,016,000
                           ------------------------------------------

Provision for income taxes                                                       7,677,000           8,392,000
                           ------------------------------------------
                                                                          ----------------    ----------------

NET INCOME                                                                $     12,529,000    $     14,624,000
           ----------------------------------------------------------
                                                                          ================    ================


Basic earnings per share                                                  $           1.07    $           1.25
                         --------------------------------------------
                                                                          ================    ================

Basic weighted average shares outstanding                                       11,699,000          11,697,000
                                          ---------------------------
                                                                          ================    ================

Diluted earnings per share                                                $           1.06    $           1.24
                           ------------------------------------------
                                                                          ================    ================

Diluted weighted average shares outstanding                                     11,801,000          11,776,000
                                            -------------------------
                                                                          ================    ================

See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
March 31, 1998 and June 30, 1997


                                                                      March 31, 1998            June 30, 1997
                                                                   -------------------        ------------------
                                                                       (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                       $      4,962,000           $     1,436,000
                             --------------------------------
   Investments and marketable securities, at market                       1,295,000                   650,000
                                                    --------
   Accounts receivable, net                                              12,304,000                13,893,000
                            --------------------------------
   Income tax refunds receivable                                            580,000                   494,000
                                 ---------------------------
   Inventories:
     Finished goods                                                       2,810,000                 2,246,000
                    ----------------------------------------
     Raw materials and supplies                                           5,732,000                 5,095,000
                                ----------------------------
                                                                   ----------------           ---------------
                                                                          8,542,000                 7,341,000
   Prepaid expenses and other                                               394,000                   660,000
                              -------------------------------
   Deferred income taxes                                                    576,000                   576,000
                         -----------------------------------
                                                                   ----------------           ---------------
     TOTAL CURRENT ASSETS                                                28,653,000                25,050,000
                          ----------------------------------
Property, plant and equipment, at cost                                  135,127,000               121,460,000
                                       ---------------------
   Less accumulated depreciation, amortization
     and depletion                                                       52,220,000                46,985,000
                   -----------------------------------------
                                                                  -----------------           ---------------
                                                                         82,907,000                74,475,000
Other assets                                                                873,000                   875,000
             -----------------------------------------------
                                                                  -----------------           ---------------
TOTAL ASSETS                                                      $     112,433,000           $   100,400,000
             -----------------------------------------------
                                                                  =================           ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                               $       6,330,000           $     7,534,000
                    ----------------------------------------
   Accrued payroll and employee benefits                                  3,768,000                 2,986,000
                                         -------------------
   Income taxes payable                                                   2,484,000                   203,000
                        ------------------------------------
   Other current liabilities                                              1,469,000                 1,388,000
                             -------------------------------
                                                                  -----------------           ---------------
     TOTAL CURRENT LIABILITIES                                           14,051,000                12,111,000
                               -----------------------------

Deferred income taxes                                                    10,379,000                 9,838,000
                      --------------------------------------
Other long-term liabilities                                                 609,000                   606,000
                            --------------------------------

STOCKHOLDERS' EQUITY:
   Common stock, $1 par value                                            11,748,000                11,716,000
                              ------------------------------
   Additional paid-in capital                                            27,889,000                27,827,000
                              ------------------------------
   Retained earnings                                                     48,342,000                38,995,000
                     ---------------------------------------
   Less:  Treasury stock, at cost, 28,000 shares at
       March 31, 1998, and 33,000 shares at June 30, 1997                  (585,000)                 (693,000)
                                                                  -----------------           ---------------
     TOTAL STOCKHOLDERS' EQUITY                                          87,394,000                77,845,000
                                ----------------------------
                                                                  -----------------           ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $     112,433,000           $   100,400,000
                                           -----------------
                                                                  =================           ===============

See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 1998 and 1997 (Unaudited)


                                                                               1998                  1997
                                                                          --------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $   12,529,000       $     14,624,000
                ---------------------------------------------------
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation, amortization and depletion                              5,593,000              5,172,000
                                                  -----------------
         Deferred income taxes                                                   541,000              1,143,000
                               ------------------------------------
         Loss on sale of assets                                                   20,000                 13,000
                                -----------------------------------
         Changes in current assets and liabilities:
              Accounts receivable                                              1,589,000             (1,240,000)
                                  ---------------------------------
              Income tax refunds receivable                                      (86,000)               524,000
                                            -----------------------
              Inventories                                                     (1,201,000)              (824,000)
                          -----------------------------------------
              Prepaid expenses                                                   266,000                196,000
                               ------------------------------------
              Accounts payable and accrued liabilities                          (341,000)             1,365,000
                                                       ------------
              Income taxes payable                                             2,281,000                179,000
                                   --------------------------------
         Other assets and liabilities                                              5,000               (108,000)
                                      -----------------------------
                                                                          --------------       ----------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                21,196,000             21,044,000
                                               --------------------
                                                                          --------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                              (14,090,000)            (5,827,000)
                                                -------------------
     Proceeds from sale of property, plant and equipment                          44,000                 55,000
                                                         ----------
     Purchases of investments                                                 (7,615,000)           (18,860,000)
                              -------------------------------------
     Proceeds from sale of investments                                         6,970,000              9,310,000
                                       ----------------------------
                                                                          --------------       ----------------
     NET CASH USED BY INVESTING ACTIVITIES                                   (14,691,000)           (15,322,000)
                                           ------------------------
                                                                          --------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid                                                           (3,159,000)            (2,966,000)
                    -----------------------------------------------
     Reduction of long-term debt                                                     --              (1,670,000)
                                 ----------------------------------

     Issuance of common treasury stock                                            85,000                    --
                                       ----------------------------

     Proceeds from exercised stock options                                        95,000                247,000
                                           ------------------------
                                                                          --------------       ----------------
     NET CASH USED BY FINANCING ACTIVITIES                                    (2,979,000)            (4,389,000)
                                           ------------------------
                                                                          --------------       ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      3,526,000              1,333,000
                                          -------------------------

Cash and cash equivalents at beginning of year                                 1,436,000              2,243,000
                                               --------------------
                                                                          --------------       ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $    4,962,000       $      3,576,000
                                           ------------------------
                                                                          ==============       ================

See accompanying notes.

REPUBLIC GROUP INCORPORATED
Notes to Consolidated Financial Statements
March 31, 1998 and 1997 (Unaudited)

(1) In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, to fairly present the Company's financial position as of March 31, 1998, and the results of operations and cash flows for the periods ended March 31, 1998 and 1997. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K as of June 30, 1997.

(2) Effective October 1, 1997 the Company adopted SFAS No. 128, "Earnings Per Share".

         Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of shares and the number of equivalent shares assumed outstanding under the Company's stock-based compensation plans. Diluted earnings per share are computed as follows:

                                                           For the Three Months Ended
         ----------------------------------------------------------------------------------------------------------

                                           March 31, 1998                             March 31, 1997
         -------------------------------------------------------------   ------------------------------------------
                                     (in thousands)                             (in thousands)
                                 Income         Shares       Per-Share      Income         Shares       Per-Share
                              (Numerator)    (Denominator)     Amount    (Numerator)   (Denominator)     Amount
          ------------------------------------------------------------   ------------------------------------------
          Basic earnings
           per share          $      4,236           11,715  $    .36    $      4,676          11,704  $       .40

          Effects of
          dilutive
          securities-options            --              105                        --              91
                              ----------------------------------------   ------------------------------------------

          Diluted earnings
          per share           $      4,236           11,820  $    .36    $      4,676          11,795  $       .40
          ------------------------------------------------------------   ------------------------------------------

                                                           For the Nine Months Ended
          ---------------------------------------------------------------------------------------------------------

                                           March 31, 1998                             March 31, 1997
          ---------------------------------------------------------------------------------------------------------
                                     (in thousands)                             (in thousands)
                                 Income         Shares       Per-Share      Income         Shares       Per-Share
                              (Numerator)    (Denominator)     Amount    (Numerator)   (Denominator)     Amount
          ------------------------------------------------------------   ------------------------------------------
          Basic earnings
           per share          $     12,529           11,699  $   1.07    $     14,624          11,697  $      1.25

          Effects of
          dilutive
          securities-options            --              102                        --              79
                              ----------------------------------------   ------------------------------------------

          Diluted earnings
          per share           $     12,529           11,801  $   1.06    $     14,624          11,776  $      1.24
          ------------------------------------------------------------   ------------------------------------------

         All periods prior to October 1, 1997 have been restated to conform with the requirements of SFAS No. 128.

         Options to purchase 10,541 shares of common stock at the price of $20.763 were outstanding for the three months ended and nine months ended March 31, 1998. Options to purchase 109,450 shares of common stock at prices ranging from $15.227 to $15.228 were outstanding for the nine months ended March 31, 1997. These shares were not included in the diluted earnings per share because the options exercise price was greater than the average market price of the common shares for the above periods.

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

         On October 17, 1997, the West Virginia Division of Environmental Protection ("DEP") filed a complaint against Republic Paperboard Company of West Virginia (the "West Virginia Subsidiary") in the Circuit Court of Jefferson County, West Virginia. The complaint alleges that the West Virginia Subsidiary has violated and continues to violate a previous order entered into between the West Virginia Subsidiary and DEP on January 17, 1995 and further alleges that the West Virginia Subsidiary has violated and continues to violate certain provisions of its wastewater discharge permit. The West Virginia Subsidiary discharges treated process wastewater into a creek running through its Halltown, West Virginia facility (the "Facility") pursuant to a permit issued to the West Virginia Subsidiary by DEP. The permit requires that the quality of the water that may be discharged into the creek under the permit comply with certain effluent limitations. The complaint alleges that the West Virginia Subsidiary has violated this permit by discharging wastewater into the creek that contained effluents in excess of the permit limitations. The complaint alleges 33 violations over a time period from October 1995 to March 1997. The complaint also alleges that the earlier administrative order has been violated because of the failure of the West Virginia Subsidiary to pay a stipulated penalty of $1,000 for two alleged violations of the permit that occurred between January 1995 and October 1995. DEP is seeking by virtue of the complaint to require the West Virginia Subsidiary to enter into a consent agreement that sets forth a compliance schedule for correcting the alleged deficiencies in the wastewater treatment facilities of the West Virginia Subsidiary that have led to the alleged effluent exceedances. DEP is also requesting a civil monetary penalty of an unspecified amount but which, according to the complaint, may not exceed $10,000 per day for each of the alleged violations many of which involved monthly limitations and may be treated as involving the entire number of days in the month in question. DEP is also seeking to recover all of its costs of court including attorneys fees. The West Virginia Subsidiary has responded in a timely manner to the allegations of the complaint. At this time, the Company has not ascertained the future liability, if any, of the above matter.

         Other commitments of the Company include non-cancelable contracts to purchase property, plant, and equipment relating to the expansion of the Duke, Oklahoma wallboard facility. These commitments totaled approximately $13,000,000 as of March 31, 1998.

(4) Reclassification: Certain prior year balances have been reclassified to conform with current year presentation.

(5) Subsequent Event: On April 21, 1998, the Board of Directors of the Company declared a quarterly cash dividend of $0.09 per share of common stock to be paid on June 15, 1998 to stockholders of record on May 29, 1998. Dividend payments will total approximately $1,055,000.

(6) Income Taxes: The provisions for income taxes are based on estimated annual effective tax rates, which differ from the federal statutory rates principally due to state income taxes and certain non-deductible expenses. These estimates are updated quarterly.

(7) All references to share amounts, per share amounts and stock prices reflect a 10% stock dividend distributed in March 1997.

(8) Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

QUARTERS
ENDED MARCH 31 (Unaudited)                     1998                                       1997
--------------------------------------------------------------------------------------------------------------------
                              Gypsum    Recycled   Elim's.    Consoli-    Gypsum    Recycled   Elim's.    Consoli-
                            Wallboard  Paperboard And Other    dated    Wallboard  Paperboard And Other    dated
--------------------------------------------------------------------------------------------------------------------
Shipment Units:
Wallboard (MSF)               140,982                          140,982    141,011                          141,011
Recycled paperboard(Tons)                 47,654     (7,371)    40,283                45,747     (7,278)    38,469
Recovered paper fiber(Tons)               34,004    (16,655)    17,349                37,074    (14,535)    22,539
--------------------------------------------------------------------------------------------------------------------

Gross Sales (in thousands):
Gypsum wallboard            $  18,748  $          $          $  18,748  $  18,230  $          $          $  18,230
Recycled paperboard                       16,870                16,870                15,889                15,889
Recovered paper fiber                      2,948     (1,549)     1,399                 2,817     (1,191)     1,626
Intrasegment fiber sales                  (1,549)     1,549         --                (1,191)     1,191         --
Intersegment paperboard
   sales                                   2,918     (2,918)        --                 2,914     (2,914)        --
Other                                                     1          1                                2          2
--------------------------------------------------------------------------------------------------------------------
Gross Sales                    18,748     21,187     (2,917)    37,018     18,230     20,429     (2,912)    35,747
Less freight and discounts      3,912      1,193         --      5,105      3,794      1,225         --      5,019
--------------------------------------------------------------------------------------------------------------------
Net sales                   $  14,836  $  19,994  $  (2,917) $  31,913  $  14,436  $  19,204  $  (2,912) $  30,728
--------------------------------------------------------------------------------------------------------------------
Operating profit            $   6,025  $   2,745  $  (1,961) $   6,809  $   6,090  $   2,769  $  (1,427) $   7,432
--------------------------------------------------------------------------------------------------------------------

NINE MONTHS
ENDED MARCH 31 (Unaudited)                     1998                                       1997
--------------------------------------------------------------------------------------------------------------------
                              Gypsum    Recycled   Elim's.    Consoli-    Gypsum    Recycled   Elim's.    Consoli-
                            Wallboard  Paperboard And Other    dated    Wallboard  Paperboard And Other    dated
--------------------------------------------------------------------------------------------------------------------
Shipment Units:
Wallboard (MSF)               429,073                          429,073    426,068                          426,068
Recycled paperboard(Tons)                140,931    (19,218)   121,713               138,163    (23,922)   114,241
Recovered paper fiber(Tons)              108,328    (49,900)    58,428               114,644    (45,215)    69,429
--------------------------------------------------------------------------------------------------------------------

Gross Sales (in thousands):
Gypsum wallboard            $  56,145  $          $          $  56,145  $  52,381  $          $          $  52,381
Recycled paperboard                       50,547                50,547                48,592                48,592
Recovered paper fiber                      9,738     (4,985)     4,753                 8,307     (3,374)     4,933
Intrasegment fiber sales                  (4,985)     4,985         --                (3,374)     3,374         --
Intersegment paperboard
   sales                                   7,511     (7,511)        --                 9,456     (9,456)        --
Other                                                     5          5                                7          7
--------------------------------------------------------------------------------------------------------------------
Gross Sales                    56,145     62,811     (7,506)   111,450     52,381     62,981     (9,449)   105,913
Less freight and discounts     11,593      3,626         --     15,219     11,322      3,890         --     15,212
--------------------------------------------------------------------------------------------------------------------
Net sales                   $  44,552  $  59,185  $  (7,506) $  96,231  $  41,059  $  59,091  $  (9,449) $  90,701
--------------------------------------------------------------------------------------------------------------------
Operating profit            $  18,576  $   6,744  $  (5,272) $  20,048  $  16,424  $  11,799  $  (4,626) $  23,597
Identifiable assets            36,367     62,754     13,312    112,433     24,712     62,272     32,062    119,046
Capital Expenditures            9,303      3,587      1,200     14,090      1,160      4,220        447      5,827
Depreciation, depletion &
  amortization                  1,180      3,845        568      5,593      1,090      3,545        537      5,172
--------------------------------------------------------------------------------------------------------------------

The Company's operations within the gypsum industry consist of the manufacture and sale of gypsum wallboard. Operations within the paperboard industry consist of (i) the manufacture and sale of recycled paperboard to the gypsum industry and other paperboard converters which manufacture composite cans, cores, tubes and other packaging products, and (ii) the collection and sale of recovered paper fiber. The Company's gypsum wallboard operations are located in Duke, Oklahoma. The Company's primary markets for gypsum wallboard are Texas, Oklahoma, Colorado and Kansas with additional secondary emphasis in the midwestern and southeastern regions of the United States. The Company operates recycled paperboard mills in Hutchinson, Kansas, Commerce City, Colorado, and Halltown, West Virginia. The Company's primary markets for recycled paperboard are generally within a 600 mile radius of the facilities. The Company operates reclaimed paper fiber recycling centers in Kansas City, Missouri, Topeka, Kansas, and Denver, Colorado with the corresponding markets within a 600 mile radius of the centers.

Republic Group Incorporated employs approximately 745 people, approximately 500 of whom are covered by collective bargaining units with four labor unions. The expirations of current bargaining agreements range from 1998 to 2003. The Company believes its relations with employees are satisfactory.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

         During the quarter ended March 31, 1998, demand for both gypsum wallboard and recycled paperboard continued to be strong. The Company's ongoing $26 million capital expansion project, of which approximately $14 million has been expended through March 31, 1998, to effectively double the production capacity to 1.2 billion square feet at the Company's wallboard manufacturing operations in Duke, Oklahoma is progressing satisfactorily and is on schedule to be completed this summer.

         Segment results for the Company's recycled paperboard operations include the Company's recycled paperboard mills and reclaimed paper fiber recycling operations. Segment results for the Company's gypsum wallboard operations include gypsum wallboard manufacturing facilities in Duke, Oklahoma and public warehouses located in Birmingham, Alabama and Cincinnati, Ohio. Additionally, included in the gypsum wallboard segment the Company owns a short-line railroad that connects to major carriers 15 miles from the Duke, Oklahoma facility, enabling the Company to ship to distant markets economically. (See Note 8, Segment Results -- Notes to Consolidated Financial Statements)

Quarters ended March 31, 1998 and 1997

         For the fiscal quarter ended March 31, 1998, net sales were $31,913,000, net income was $4,236,000, and diluted earnings per share were $.36. In comparison, the Company had net sales of $30,728,000, net income of $4,676,000 and diluted earnings per share of $.40 for the same quarter of 1997. Operating profits were $6,809,000 in the 1998 quarter compared to $7,432,000 in the same quarter of 1997.

         The 4% increase in net sales was attributable primarily to a 5% increase in shipments of recycled paperboard to unaffiliated customers and a 3% increase in net selling prices of gypsum wallboard. Operating margins of the recycled paperboard segment were lower compared to the March 1997 quarter primarily as a result of higher variable per unit costs of raw materials, principally reclaimed paper fiber, and utilities, principally natural gas, but improved, nevertheless, from 8% in the December 1997 quarter to 14% in the March 1998 quarter. Operating margins of the gypsum wallboard segment were similar to those experienced one year ago. Selling and administrative expenses, as a percent of net sales, increased from 12% in the 1997 quarter to 13% in the 1998 quarter, due, in part, to increasing non-capital infrastructure and other costs associated with the expansion of the Company's gypsum wallboard operations. Additionally, the average tax rate in the 1998 quarter was 38%, up from 36% in the 1997 quarter, primarily due to income tax refunds reducing the 1997 provision. As a result of the foregoing, net income for the quarter decreased 9% compared to the comparable quarter in the prior year.

         RECYCLED PAPERBOARD SEGMENT RESULTS. Shipments of recycled paperboard to unaffiliated customers increased 5% from the March quarter of 1997 compared to the same quarter of 1998. The improvement in paperboard shipments was attributable primarily to a 31% increase in shipments from the Company's Halltown mill due to the Company's concentrated sales efforts during the year. The Halltown mill operated at 93% of capacity in the 1998 quarter compared to 72% in the 1997 quarter. Shipments of reclaimed paper fiber to unaffiliated customers declined 23% during the same period. The decline was caused primarily by the loss of two large suppliers of reclaimed paper fiber to the recycling operations. Net sales for the recycled paperboard segment, after inter-company eliminations, increased 5% from $16.3 million in the 1997 quarter to $17.1 million in the 1998 quarter due primarily to the aforementioned increase in shipments of recycled paperboard as well as a slight increase in net selling prices of the same.

Prior to inter-company eliminations, total costs for the segment, which includes both cost of sales and selling and administrative expenses, increased 5% from $16.4 million to $17.2 million during the same period. The increase in total costs from the 1997 quarter to the 1998 quarter was due primarily to the 5% increase in shipments of recycled paperboard, and variable per unit cost increases for recycled paperboard of 10% and 12% for raw materials, principally reclaimed paper fiber, and utilities, principally natural gas, respectively. As a result of the foregoing, operating profit for the segment as a percentage of net sales remained flat compared to the prior year at 14%.

         GYPSUM WALLBOARD SEGMENT RESULTS. Shipments of gypsum wallboard in the March quarter of 1998 were almost equal to the high shipment levels achieved in the same quarter one year ago. Because of increased demand for the Company's products, net selling prices of gypsum wallboard increased 3% from the 1997 quarter to the 1998 quarter. The increase in net selling prices caused net sales to increase 3% from $14.4 million to $14.8 million in the same periods. Prior to inter-company eliminations, total costs for the segment increased from $8.3 million to $8.8 million from the 1997 quarter to the 1998 quarter. The increase in total costs was caused primarily by a variable per unit increase of 26% for labor costs and increases in selling and administrative expenses related to staffing for the new production line and, to a lesser degree, increased sales and administrative staffing in advance of the completion of the Company's capital expansion project at its gypsum wallboard facility in Duke, Oklahoma. As a result of the foregoing, operating profit for the segment, as a percent of net sales, decreased nominally to 41% during the March 1998 quarter from 42% during the same period in 1997.

Nine Months Ended March 31, 1998 and 1997

         For the nine months ended March 31, 1998, consolidated net sales were $96,231,000, net income was $12,529,000 and diluted earnings per share were $1.06. In comparison, the Company had consolidated net sales of $90,701,000, net income of $14,624,000 and diluted earnings per share of $1.24 for the nine months ended March 31, 1997. Operating profits were $20,048,000 in the 1998 period compared to $23,597,000 in the 1997 period.

         The 6% increase in consolidated net sales for the nine month period was caused primarily by a 7% increase in shipments of recycled paperboard to unaffiliated customers and a 8% increase in net selling prices of gypsum wallboard. Operating margins of the recycled paperboard segment for the 1998 period were 11% compared to 20% in the same period of 1997. This was primarily a result of higher variable per unit costs for raw materials, principally reclaimed paper fiber, and utilities, principally natural gas, and downtime associated with a boiler outage experienced at the Company's Hutchinson, Kansas recycled paperboard mill during the first half of the fiscal year. Operating margins of the gypsum wallboard segment were similar when compared to the same period of 1997. As a result of the foregoing, operating profits and net income for the nine months ended March 31, 1998 decreased 15% and 14%, respectively, compared to the same period one year ago.

         RECYCLED PAPERBOARD SEGMENT RESULTS. For the nine months ended March 31, 1998, shipments of recycled paperboard to unaffiliated customers increased 7% compared to the same period in 1997. The increase resulted primarily from a 20% increase in shipments from the Company's Halltown mill. Reclaimed paper fiber operating results improved during the period but shipments to unaffiliated customers decreased 16% in the March, 1998 period when compared to the same period one year ago (see quarterly segment results.) Net sales for the segment, after inter-company eliminations, increased 4% from $49.6 million in 1997 to $51.7 million in 1998 due primarily to the aforementioned increase in shipments of recycled paperboard. Prior to inter-company eliminations, total costs for the segment increased 11% from $47.3 million to $52.4 million during the same period. The increase in total costs was caused primarily by the aforementioned 7% increase in shipments of recycled paperboard and increases in variable per unit costs for recycled paperboard of 24% and 13% for raw materials, principally reclaimed paper fiber, and utilities, principally natural gas, respectively. As a result of the foregoing, operating profits, as a percentage of net sales, decreased from 20% for the nine months ended March 31, 1997 to 11% in the comparable period of 1998.

         GYPSUM WALLBOARD SEGMENT RESULTS. For the nine months ended March 31, 1998, shipments of gypsum wallboard increased 1% compared to the same period of 1997. Because of strong demand, net selling prices, after inter-company eliminations, increased 8% during 1998 causing net sales to increase 9% from $41.1 million in 1997 to $44.6 in 1998. Prior to inter-company eliminations, total costs for the segment increased from $24.6 million in 1997 to $26.0 million in 1998. The increase in total costs resulted primarily from the aforementioned 1% increase in shipments and the gypsum wallboard expansion project. As a result of the foregoing, operating profits as a percentage of net sales increased to 42% for the nine months ended March 31, 1998, from 40% for the comparable period in 1997.

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

         On October 17, 1997, the West Virginia Division of Environmental Protection ("DEP") filed a complaint against Republic Paperboard Company of West Virginia (the "West Virginia Subsidiary") in the Circuit Court of Jefferson County, West Virginia. The complaint alleges that the West Virginia Subsidiary has violated and continues to violate a previous order entered into between the West Virginia Subsidiary and DEP on January 17, 1995 and further alleges that the West Virginia Subsidiary has violated and continues to violate certain provisions of its wastewater discharge permit. The West Virginia Subsidiary discharges treated process wastewater into a creek running through its Halltown, West Virginia facility (the "Facility") pursuant to a permit issued to the West Virginia Subsidiary by DEP. The permit requires that the quality of the water that may be discharged into the creek under the permit comply with certain effluent limitations. The complaint alleges that the West Virginia Subsidiary has violated this permit by discharging wastewater into the creek that contained effluents in excess of the permit limitations. The complaint alleges 33 violations over a time period from October 1995 to March 1997. The complaint also alleges that the earlier administrative order has been violated because of the failure of the West Virginia Subsidiary to pay a stipulated penalty of $1,000 for two alleged violations of the permit that occurred between January 1995 and October 1995. DEP is seeking by virtue of the complaint to require the West Virginia Subsidiary to enter into a consent agreement that sets forth a compliance schedule for correcting the alleged deficiencies in the wastewater treatment facilities of the West Virginia Subsidiary that have led to the alleged effluent exceedances. DEP is also requesting a civil monetary penalty of an unspecified amount but which, according to the complaint, may not exceed $10,000 per day for each of the alleged violations many of which involved monthly limitations and may be treated as involving the entire number of days in the month in question. DEP is also seeking to recover all of its costs of court including attorneys fees. The West Virginia Subsidiary has responded in a timely manner to the allegations of the complaint. At this time, the Company has not ascertained the future liability, if any, of the above matter.

         Other commitments of the Company include non-cancelable contracts to purchase property, plant, and equipment relating to the expansion of the Duke, Oklahoma wallboard facility. These commitments totaled approximately $13,000,000 at March 31, 1998.

Liquidity and Capital Resources

         The following is a summary of certain financial statistics related to the liquidity of the Company at March 31, 1998, and at June 30, 1997.


                                                                            March 31, 1998       June 30, 1997
                                                                          -----------------   ------------------
Cash, cash equivalents and investments                                    $       6,257,000   $        2,086,000
Working capital                                                           $      14,602,000   $       12,939,000
Ratio of current assets to current liabilities                                        2.0:1                2.1:1

         On June 30, 1995, the Company purchased substantially all the assets of Halltown Paperboard Company, Halltown, West Virginia and financed the acquisition through $28.0 million in long-term bank financing, which was scheduled to mature in the year 2002. However, all interest-bearing debt was repaid during June, 1997. Also, on June 30, 1995, the Company entered into a $7.0 million revolving line of credit. As of March 31, 1998, no amounts were borrowed against the revolving line of credit facility, which expires June 30, 1998. Outstanding principal amounts on the revolving credit facility bear interest at a variable rate equal to (i) the London Interbank Offered Rate, plus an agreed margin (ranging from 50 to 150 points), which is to be established annually based upon the Company's coverage of fixed charges, or (ii) the bank's corporate prime rate, less 0.75%. Under the revolving credit facility, the Company is required to adhere to several financial covenants some of which involve working capital, current ratio, net worth and fixed charge coverage minimums. In the near future, the Company plans to increase its revolving line of credit limit primarily due to the ongoing expansion at the Company's wallboard production facilities. This expansion will double the productive capacity of the facilities at an estimated cost of $26,000,000.

         The Board of Directors of the Company approved budgeted capital expenditures of $8.0 million, not including the expansion project at the Duke, Oklahoma wallboard facility, for fiscal 1998. Fixed asset additions for fiscal 1998 totaled $14.1 million through March 31, 1998, with approximately $9.3 million of this total associated with improvements and expansion of the Duke, Oklahoma facility. These amounts include some capital projects carried over from fiscal 1997. Management believes that cash, cash equivalents and investments, internally generated funds, cash provided by operations, and existing cash balances, supplemented as needed by advances under the increased revolving line of credit, should be sufficient to meet the Company's capital requirements.

         On April 21, 1998, the Board of Directors of the Company declared a quarterly cash dividend of $0.09 per share of common stock to be paid on June 15, 1998 to stockholders of record on May 29, 1998. This dividend payment will total approximately $1,055,000.

Forward-Looking Statements

         Certain matters discussed in this Securities and Exchange Commission Report on Form 10-Q may constitute forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements due to a number of factors, including general economic conditions, competition, market acceptance of selling price increases, raw material costs, facility fuel costs and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings
              Information regarding legal proceedings is set forth in Item 1 of
              Part II of the Company's previously filed Securities and Exchange Commission Report on 10-Q for the quarterly period ended December 31, 1997 and is incorporated herein by reference.

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

                                         REPUBLIC GROUP INCORPORATED


May 13, 1998                             /s/ Doyle R. Ramsey
                                         --------------------------------------
                                         Doyle R. Ramsey
                                         Vice President and Chief
                                         Financial Officer


May 13, 1998                             /s/ Larry F. Huser
                                         --------------------------------------
                                         Larry F. Huser
                                         Controller and Principal
                                         Accounting Officer

                                INDEX TO EXHIBITS



Exhibit                  Description
-------                  -----------
     27              Article 5 of Regulation S-X-Financial Data Schedule