Form 10-K405
period 1998-06-30
REPUBLIC GROUP INC
filed 1998-09-18
CIK 83226

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                    FORM 10-K
                                   -----------

(MARK ONE)
     X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ---                THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---             OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM          TO
                                             ---------  ----------
                          COMMISSION FILE NUMBER 1-7210

                           REPUBLIC GROUP INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                     DELAWARE
(State or other jurisdiction of incorporation or organization)      67502-4341
    811 EAST 30TH AVENUE, HUTCHINSON, KANSAS                        (Zip Code)
    (Address of principal executive offices)                        67504-1307
    POST OFFICE BOX 1307, HUTCHINSON, KANSAS                        (Zip Code)
                (Mailing address)

                                   75-1155922
                      (I.R.S. Employer Identification No.)

       Registrant's telephone number, including area code: (316) 727-2700

           Securities registered pursuant to Section 12(b) of the Act:

       TITLE OF  EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
  COMMON STOCK, $1.00 PAR VALUE              NEW YORK STOCK EXCHANGE, INC.
COMMON STOCK SHARE PURCHASE RIGHTS           NEW YORK STOCK EXCHANGE, INC.

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of Class)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  X  YES     NO
                                   ---     ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.         X
                  ---

ON AUGUST 28, 1998, THERE WERE 11,749,335 SHARES OF THE REGISTRANT'S COMMON STOCK AND COMMON STOCK SHARE PURCHASE RIGHTS OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT (BASED UPON THE CLOSING PRICE) ON AUGUST 28, 1998, WAS APPROXIMATELY $183,583,359.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE 1998 ANNUAL STOCKHOLDERS' MEETING ARE INCORPORATED BY REFERENCE INTO PARTS III AND IV.
================================================================================

                           REPUBLIC GROUP INCORPORATED

                                    FORM 10-K

                                  ANNUAL REPORT
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

Founded in 1961, Republic Group Incorporated is an integrated manufacturer and distributor of recycled paperboard and gypsum wallboard. Management believes the Company is one of the leading producers of certain grades of recycled paperboard sold to manufacturers of consumer and industrial paperboard products such as tubes, cans, cores, spools, drums, partitions, puzzles and games as well as one of the leading suppliers of gypsum-grade recycled paperboard to independent gypsum wallboard producers. In addition, the Company sells reclaimed paper fiber for use in its recycled paperboard business as well as for sale to third parties. Republic sells its products to customers located in 43 states. In addition to the Duke, Oklahoma gypsum wallboard plant, the Company has recycled paperboard mills in Commerce City, Colorado, Hutchinson, Kansas and Halltown, West Virginia and paper fiber recycling centers in Denver, Colorado, Topeka, Kansas and Kansas City, Missouri. The Company had net sales and net income of $128,285,000 and $17,799,000, respectively, in fiscal 1998. Before intercompany eliminations, the Company's recycled paperboard (which includes reclaimed paper fiber) and gypsum wallboard businesses accounted for approximately 57% and 43%, respectively, of Republic's total net sales during fiscal 1998.

The following table summarizes the Company's businesses:


                                                                                                    PERCENT OF
                                                                                                    FISCAL 1998
                                                                                                   CONSOLIDATED
      BUSINESS              PRODUCT            END-USE MARKET              SITE(S)                   NET SALES
  ----------------      ----------------      ----------------          -------------             ----------------
                                                                                                    (INCLUDING
                                                                                                   INTERCOMPANY)

Recycled Paperboard  Gypsum-grade recycled  Internal                 Commerce City, Colorado;             18%
                     paperboard             (approximately 13%       Hutchinson, Kansas
                                            of fiscal 1998
                                            recycled paperboard
                                            net sales) and
                                            third-party use in
                                            the manufacture of
                                            gypsum wallboard

                     Recycled paperboard    Sale to                  Commerce City, Colorado;             35%
                     rolls and sheets       manufacturers of         Hutchinson, Kansas;
                                            paperboard tubes,        Halltown, West Virginia
                                            cans, cores, spools,
                                            drums, partitions,
                                            puzzles and games
                                            for sale to
                                            third-parties

                     Reclaimed paper fiber  Internal                 Denver, Colorado;                     4%
                                            (approximately 50%       Topeka, Kansas;
                                            of fiscal 1998           Kansas City, Missouri
                                            reclaimed paper
                                            fiber net sales) and
                                            third-party use in
                                            the manufacture of
                                            recycled paperboard

Gypsum Wallboard     Gypsum wallboard       Gypsum wallboard         Duke, Oklahoma                       43%
                                            distributors and
                                            residential and
                                            commercial builders
                                            and remodelers


Management has recently undertaken a number of important strategic initiatives designed to increase Republic's production capabilities. The Company intends to use the proceeds of the sale of $100,000,000 of 9.50% Senior Subordinated Notes (the "Notes") issued July 15, 1998, together with proceeds of borrowings under a new $85,000,000 credit facility ("New Credit Facility") entered into with a bank syndicate on July 15, 1998, to construct a new recycled paperboard mill in Lawton, Oklahoma. The Company intends to use the Lawton mill primarily for the production of gypsum-grade recycled paperboard with weight and surface characteristics superior to that currently available in the United States. Management believes that the operation of the Lawton mill will position Republic as the largest third-party supplier of gypsum-grade recycled paperboard in the United States. The Lawton mill is expected to have a productive capacity of approximately 220,000 tons per annum, which will approximately double Republic's recycled paperboard capacity. The Company intends to sell approximately 50% of the Lawton mill's output pursuant to a recently executed long-term supply agreement (the "Hardie Agreement") with James Hardie Gypsum, Inc. ("Hardie"), and to use approximately 25% of the Lawton mill's output to source its own gypsum wallboard operations. Management estimates that the Lawton mill will cost approximately $160,000,000 to $170,000,000, inclusive of related working capital requirements and capitalized interest, and will achieve commercial production during the first quarter of calendar year 2000.

The Company is also currently completing the second phase of a two-phase expansion of the Duke plant that will increase its capacity from 570 million to
1.2 billion square feet per year by late fall, 1998. Management believes that, after its expansion, the Duke plant will be one of the largest, most-efficient gypsum wallboard manufacturing plants in the world. In addition, the Company has just completed an expansion of the capacity of the Commerce City mill and the Hutchinson mill by approximately 25% in the aggregate. Management believes that these initiatives, together with the construction of the Lawton mill and the continued expansion and incremental upgrading of its facilities, will significantly increase Republic's overall production capabilities as well as enhance its competitive position in both the recycled paperboard and gypsum wallboard business.

COMPETITIVE STRENGTHS

The Company believes that it has the following competitive strengths:

Low Cost Production. The Company believes that its production costs are among the lowest in the industry and continually seeks to improve efficiency and allocate production in order to maximize capacity utilization. Management believes that the use of high-speed manufacturing equipment in particular has enabled the Company to significantly reduce labor costs, waste and production time. In addition, management believes that the strategic locations of the Company's facilities provide it with cost advantages, including reduced transportation and warehousing costs.

Product Line and Geographic Diversification. The Company's growth in the recycled paperboard business has reduced Republic's dependence on the construction and housing industry in which gypsum wallboard is used. Management believes that such diversification has lessened the effect of cyclical housing and construction markets on the Company's overall operations. In addition, the Company produces a number of specialty grades of recycled paperboard that are sold to manufacturers of consumer and industrial paperboard products and used for packaging and other products, thereby reducing its dependence on sales of any one grade. Management believes that the various locations of the Company's facilities reduce its dependence on any single geographic market.

Well-Integrated Operations. Management believes that the Company's well-integrated operations reduce its dependence on third-parties and its overall production costs. The Duke plant obtains substantially all of its requirements for raw gypsum from quarries owned and operated by the Company and purchases substantially all of its requirements for recycled paperboard from the Commerce City mill and the Hutchinson mill. The Company's recycled paperboard mills, in turn, purchase approximately 33% of their reclaimed paper fiber needs from the Company's own reclaimed paper fiber operations. The Company also owns and operates a short-line railroad that it uses to transport approximately one-third of its gypsum wallboard to major carriers located 15 miles from the Duke plant for distribution throughout the United States.

High-Quality Products and Services; Strong Customer Relationships. The Company has adopted strict quality control standards and procedures, which it regularly reviews and updates. The Company believes that its ability to consistently manufacture high quality products and to provide timely delivery and superior customer service is an important element of the Company's success. As a result of its focus on quality and customer service, the Company believes that it has earned a reputation in the industry as a dependable supplier of products, enabling the Company to develop long-standing customer relationships.

Management Experience. The Company, which was founded by its current president and chief executive officer in 1961, has assembled a management team with a strong track record and an average of approximately 16 years of service per executive officer. The Company's current management team has successfully diversified product lines, increased sales, strengthened customer and supplier relationships, improved manufacturing efficiencies and productivity and selected and integrated strategic acquisitions, all of which have enhanced the competitive strength of the Company.

BUSINESS STRATEGY

The Company intends to take advantage of its competitive strengths by pursuing the following business strategy:

Expand Productive Capabilities. Management believes that the operation of the Lawton mill will position Republic as the largest third-party producer of gypsum-grade recycled paperboard in the United States. The Company expects the Lawton mill to produce gypsum-grade recycled paperboard that is 20-30% lighter, superior in quality and equal in strength characteristics to the gypsum-grade recycled paperboard that is otherwise currently available in the United States. Management believes that being the first producer to bring a technologically-improved gypsum-grade recycled paperboard to market will provide Republic with a distinct competitive advantage and increase the ability of the Company to sell its product in new markets. The Company intends to sell approximately 50% of the Lawton mill's output pursuant to the Hardie Agreement and expects to use an additional 25% of output to support its gypsum wallboard business. Management also expects the operation of the Lawton mill to allow Republic to redeploy some of its existing gypsum-grade paperboard capacity for non-wallboard use, thereby allowing the Company to continue to grow and diversify its recycled paperboard business. The Lawton mill will also be capable of producing tube stock and other consumer and industrial paperboard products, which management believes will help mitigate the impact of any future downturns in the housing and construction industry.

Management also believes that the ongoing upgrades and expansions to its existing facilities will further enhance and increase the Company's overall productive capacity. The improvements to the existing production line, together with the addition of a second production line at the Duke plant, will provide the Company with the capability of producing both specialty products, such as the Company's recently introduced 54-inch wallboard, and increased volumes of its core products, which management believes will allow Republic to increase its sales to existing customers as well as obtain new customers. The Company expects to begin transitioning the Hutchinson mill to tube stock and other consumer and industrial paperboard products before the Lawton mill comes on line. In addition, management believes that the improvements made at the Commerce City mill will produce a higher quality gypsum-grade paperboard that can be used in conjunction with the output from the Lawton mill.

Continue to Operate as Low Cost Producer. In order to maintain and improve its cost position, Republic expects to continue to identify opportunities for ongoing cost reductions. The Lawton mill is expected to be an efficient high-speed mill with lower than average operating costs as a result of its design specifications. In addition, management expects the production of lighter gypsum-grade paperboard at the Lawton mill to result in freight cost savings as well as reduced drying and delivery costs to gypsum wallboard producers. The expansions and improvements at the Duke plant, the Commerce City mill and the Hutchinson mill should also provide increased economies of scale. The Company continuously scrutinizes its manufacturing processes and overhead infrastructure to conserve material and energy, reduce set-up time and lower overhead expenses. To this end, the Company has identified additional cost-saving opportunities it expects to implement in fiscal year 1999, including incremental process equipment upgrades at the Company's existing recycled paperboard mills.

Pursue Strategic Acquisitions. The Company may from time to time pursue small to medium-sized strategic acquisitions, particularly in the recycled paperboard business. Management believes that such acquisitions may provide opportunities to further diversify its product lines as well as consolidate operations and lower per unit costs.

COMPANY BACKGROUND AND HISTORY

The Company began manufacturing gypsum wallboard at the Duke plant in 1965, and, for the next 18 years, the Company operated almost exclusively as a producer of gypsum wallboard. Then, in 1983, in an effort to diversify and integrate its operations so as to make the Company more resistant to cyclical downturns in the construction industry, the Company began to shift its primary strategic focus away from the production of gypsum wallboard and toward the production of recycled paperboard. In 1983, the Company purchased the Commerce City mill and the Hutchinson mill; in 1993, the Company began an expansion program to increase the productive capacity of these mills; in 1994, the Company purchased paper fiber recycling centers in Topeka, Kansas and Kansas City, Missouri; in 1995, the Company acquired the Halltown mill; and, in 1996, the Company opened a paper fiber recycling center in Denver. This shift in strategic focus diversified the Company both geographically and in terms of productive business segments. Moreover, by adding new operations that complement its core gypsum business, the Company has become significantly more integrated vertically. The Company's current operations provide it with access to both a steady supply of quality gypsum-grade recycled paperboard for its gypsum wallboard operations and additional supplies of reclaimed paper fiber for the Company's recycled paperboard mills.

RECYCLED PAPERBOARD OPERATIONS

Manufacturing. The Company's recycled paperboard manufacturing operations are conducted at the Commerce City mill, the Halltown mill and the Hutchinson mill. All of the paperboard products manufactured at the Company's paperboard mills are produced from 100% reclaimed paper fiber and are classified by the industry as recycled paperboard. These recycled paperboard products include the facing paper used in the manufacture of gypsum wallboard and recycled paperboard used by manufacturers of consumer and industrial paperboard products such as tubes, cans, cores, spools, drums, partitions, puzzles and games.

Recycled paperboard is manufactured at the Company's existing mills in a continuous process during which reclaimed paper fiber is mixed with water and pulped to separate the individual fibers. The slurry is then applied to a series of rotating wire-covered cylinders, not unlike making a sandwich, so that a multi-ply sheet of paper is formed as excess water is drained through the rotating wire. The multi-ply paper mat is then mechanically pressed, dried, trimmed to size and packaged. The finished product can be packaged either in roll form or in sheets, according to customer specifications.

In 1998, the Company completed a program to expand and develop its recycled paperboard business which involved the expenditure of approximately $16,000,000 and expanded the productive capacity of the Commerce City mill and the Hutchinson mill by approximately 25% in the aggregate. As of June 30, 1998, the rated productive capacity of the Company's three recycled paperboard mills was 213,500 tons per year.

Raw Materials. The principal raw materials used by the Company's recycled paperboard mills are reclaimed paper fiber, water and chemicals. Reclaimed paper fiber is currently purchased from several sources, including the Company's own paper fiber recycling centers. Management believes that adequate supplies of reclaimed paper fiber will continue to be available from wholesalers located in cities near its recycled paperboard mills and its own paper fiber recycling centers. Since reclaimed paper fiber is a commodity, its cost is subject to quick corrections based on supply and demand. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview."

Chemicals, including size, retention aids and bactericides, used by the Company in its recycled paperboard operations are also readily available from several manufacturers at competitive prices. Size is used principally as a water resisting agent or strength enhancer in the production of recycled paperboard. Retention aids are agents used to retain fiber and chemicals in the papermaking process and not to lose them into the waste stream. Bactericides are agents used to control bacteria and other organisms in the papermaking process.

The manufacture of recycled paperboard involves the use of large volumes of water both in the production process and for cooling purposes. In Colorado and Kansas, where two of the Company's recycled paperboard mills are located, the appropriation of water is regulated by state laws. The Commerce City mill uses water pumped from wells located on, or adjacent to, the Company's property. Most of these wells have been in use for more than 20 years. In connection with the purchase of the Commerce City mill, the Company acquired an approximate 80% interest in certain of these water wells as tenant-in-common with Packaging Corporation of America (now Tenneco Packaging) and the right to use up to approximately 80% of the water produced by the wells. The Company's water rights are subject, however, to the legal rights of prior appropriators of the same water source and to court-decreed limitations on the permitted uses for such water. The Hutchinson mill uses large volumes of water pumped from wells located on owned or controlled property near the mill. The Company is authorized to appropriate water from those wells for beneficial use, subject to vested rights and prior appropriations, under state permits and orders. The Halltown mill uses water from a stream running through the Company's property and has done so for over 100 years. The Company's rights to use the water from the stream are subject to the riparian rights of other property owners in the area. Although adequate sources of water have historically been available to all of the Company's recycled paperboard mills, an extended period of general water shortages, legal curtailment of any mill's current water sources or uses, or deterioration of the current quality of water sources could affect that mill's operations and limit its productive capacity.

Electricity, natural gas and other utilities are available to the plants either at contracted rates or at standard industrial rates in adequate supplies, subject to standard industrial curtailment provisions. Management believes there are adequate supplies of coal available to the Halltown mill on either a contracted or spot basis. The Hutchinson mill generates approximately 42% of the electricity it uses, and the Halltown Mill generates approximately 21% of its total requirements. During periods of natural gas curtailment, the Commerce City mill and the Hutchinson mill are equipped to use fuel oil.
The Halltown mill can use either coal or fuel oil.

The prevailing market price for natural gas and coal was stable to slightly higher in 1997 than in 1996 and has been moderately higher during 1998. All of the Company's recycled paperboard mills periodically contract fuel supplies in advance for varying time limits to hedge against fluctuations in the market. The Company has historically been successful at contracting future supplies at favorable rates. However, because natural gas and coal are commodities, there is always the possibility of contracting future requirements at higher prices than actual spot prices.

Sales, Marketing and Distribution. The recycled paperboard products manufactured by the Company are sold to gypsum wallboard manufacturers and to converters that manufacture composite cans, cores, tubes and other packaging and specialty products. During fiscal 1998, approximately 14% of the recycled paperboard manufactured and shipped by the Company's recycled paperboard mills was consumed by the Company's gypsum wallboard manufacturing operations, another approximately 20% was shipped to other gypsum wallboard manufacturers and the balance was shipped to over 150 different converter customers. Sonoco Products Company and Centex American Gypsum accounted for approximately 16% and 15%, respectively, of the recycled paperboard segment's gross sales and approximately 9% each of consolidated gross sales. When the Hardie Agreement is fully implemented, Hardie is expected to account for a significant percentage of consolidated gross sales. See "The Hardie Agreement."

In fiscal 1998, approximately 50% of the Company's reclaimed paper fiber sales were to the Company's recycled paperboard mills. The balance was sold to external customers. Most customers are located within 600 miles of the particular paper fiber recycling center. The Company's paper fiber recycling centers have the capability to sort and bale reclaimed paper fiber purchased from generators and haulers. In addition, the Company's paper fiber recycling centers act as brokers for certain generators of reclaimed paper fiber by arranging for direct shipments from the generator to the purchaser of the reclaimed fiber.

Sales of recycled paperboard and reclaimed paper fiber are typically made on credit terms in accordance with normal industry practice. Currently, recycled paperboard production normally occurs after an order is received, and recycled paperboard is rarely produced for general inventory purposes. The backlog of orders for recycled paperboard is usually not significant. Deliveries of recycled paperboard and reclaimed paper fiber are made to customers by common carriers, as well as by rail, although some customers pick up their orders at the Company's facilities.

Competition. In selling the portion of its production not consumed by its own gypsum wallboard manufacturing operations, the Company competes with approximately eight other manufacturers of gypsum-grade paperboard, six of which have gypsum wallboard manufacturing operations. Substantially all of these competitors have greater financial resources than the Company. During periods of peak demand for gypsum wallboard, the demand for recycled paperboard typically matches or exceeds the productive capacities of the gypsum-grade paperboard producers. During periods of reduced demand for gypsum wallboard, the demand for recycled paperboard falls, and selling prices may decrease. In selling recycled paperboard to the packaging industry, the Company competes with approximately 75 producers, many of whom have substantially greater financial resources than the Company. Management believes that its sales constitute less than approximately 5% of total sales of recycled paperboard nationally.

Price, quality, personal relationships and timeliness of deliveries are the principal methods of competition among paperboard producers. The locations of the Company's recycled paperboard mills allow the Company to serve a variety of markets, including several gypsum wallboard plants in the central southwest and western United States. The Halltown mill is within an hour and a half from the metropolitan centers of Baltimore, Maryland and Washington, D.C. The centralized location of the Commerce City mill and the Hutchinson mill does, however, make some of the Company's operations farther from packaging, fiber tube, fiber can and fiber core customers located in or near the population centers of the east and west coasts. Moreover, many of the Company's competitors are more vertically integrated than the Company and produce end-user products utilizing recycled paperboard manufactured from their own recycled paperboard mills.

THE LAWTON MILL

The Lawton mill will be located in southwestern Oklahoma. The Lawton mill is designed to manufacture gypsum-grade recycled paperboard utilizing technologies that have been successfully employed in recycled paper mills that manufacture products other than recycled paperboard and in European gypsum-grade recycled paperboard mills, but that have not yet been entirely incorporated into any gypsum-grade recycled paperboard mills in the United States. These technologies include (i) the use of an advanced paper forming section using the "Fourdrinier" process, which has a pressurized headbox and forms paper sheets on a long wire table that permits machine speeds to be increased two to three times that of other formers, thereby allowing reduced labor costs per ton produced, (ii) an advanced control system, which immediately senses changes in the paper as it is being formed and adjusts the forming section of the paper machine to maintain the uniformity of the paper and also monitors and adjusts the reclaimed paper fiber cleaning process to maintain the quality of this raw material, (iii) modern pressing technology, which permits water removal in a way that provides more uniformity and enhances the properties of the paper, (iv) dryer felts on all dryer sections, which improve drying efficiency and reduce shrinkage, and
(v) an enhanced cleaning and screening process for the reclaimed paper fiber that enhances the strength, surface characteristics and overall surface uniformity of the paperboard.

The Company expects that the Lawton mill will be able to produce recycled paperboard that is superior in surface characteristics to and approximately 20%-30% lighter than that currently produced in the United States, but that has equal strength characteristics. The Company believes that being the first to produce higher quality, lower basis-weight recycled paperboard will give it a competitive advantage over other recycled paperboard manufacturers until other mills using similar technology come on-line. Because gypsum-grade recycled paperboard generally is sold on the basis of surface area, manufacturing lighter paper potentially translates into higher profit margins per ton for the recycled paperboard manufacturer. Lighter recycled paperboard also reduces drying costs associated with the production of gypsum wallboard by approximately 10% to 20% and reduces inbound and outbound freight costs for both recycled paperboard and gypsum wallboard. In addition, because the Lawton mill will be designed as an efficient, high-speed mill, operating costs are expected to be lower than existing mills now producing recycled paperboard for the wallboard industry. In addition to producing a product which should be more attractive to customers, it is anticipated that the lighter weight, better quality recycled paperboard from the Lawton mill will reduce production and transportation costs at the Duke plant.

The Lawton mill is expected to have the capacity to produce approximately 11 billion square feet, or approximately 220,000 tons, of gypsum-grade recycled paperboard annually. Production from the Lawton mill will be used both internally at the Duke plant and sold externally to other gypsum wallboard manufacturers. Upon completion of the expansion of the Duke plant, the Company's internal demand for gypsum-grade recycled paperboard is expected to be approximately 2.5 billion square feet, or approximately 50,000 to 60,000 tons per year, which represents approximately 25% of the Lawton mill's capacity. An additional 5.2 billion square feet, or approximately 100,000-110,000 tons, comprising an additional approximate 50% of the Lawton mill's output, is expected to be purchased by Hardie pursuant to a long-term "requirements" agreement. The Company is actively pursuing potential customers for the Lawton mill's remaining output. Although primarily designed for the production of gypsum-grade recycled paperboard, the Lawton mill is also capable of producing recycled paperboard for other uses.

The Company estimates that the total cost of the Lawton mill, inclusive of related working capital requirements and capitalized interest, will be $160,000,000 to $170,000,000. Management expects that the Lawton mill will achieve commercial production by the first quarter of calendar year 2000.

The Company has entered into an agreement for the design and construction of the Lawton mill with Fluor Daniel, Inc. ("Fluor Daniel"), an engineering and construction firm with substantial background in the construction of recycled paper mills. Fluor Daniel has entered into and will administer an agreement for the paper machine to be used at the Lawton mill with Voith Sulzer, a manufacturer with extensive experience in the design and fabrication of paper machines using the Fourdrinier process. Of the estimated $160,000,000 to $170,000,000 cost of the Lawton mill, approximately $42,000,000 represents the cost of the paper machine.

The agreement with Fluor Daniel is a "cost plus" contract under which the Company bears the cost of construction and pays fees to Fluor Daniel for its services. Portions of Fluor Daniel's fee are tied to the successful completion of the Lawton mill within a target cost and on schedule. If costs are below the target, then Fluor Daniel's fee is increased, and, if the costs exceed the target, then the fee is reduced. Similarly, if the Lawton mill is completed ahead of schedule, then the fee is increased, and, if it is completed behind schedule, then the fee is reduced. In addition, if Fluor Daniel identifies cost savings that are used on the project, then a portion of the savings will be shared with Fluor Daniel.

There can be no assurance that the construction of the Lawton mill will proceed on schedule and without cost overruns. Construction of the Lawton mill may be significantly delayed or may not be completed at all as a result of problems frequently associated with construction projects, including delays in construction, cost overruns, labor problems, the inability to obtain required governmental approvals, licenses and permits or to obtain the funds required to complete the project. Completion and operation of the Lawton mill may also be affected by general economic conditions. In addition, no assurance can be given that the Company will be able to successfully implement the technology to be used in the operation of the Lawton mill into its operation. Other unforeseen expenses, difficulties, complications or delays may be encountered in connection with the construction and initial operations of the Lawton mill. Construction of the Lawton mill is subject to the satisfaction of certain conditions, including approval by various state and local regulatory agencies. There also can be no assurance that the Company will have sufficient resources available to integrate the Lawton mill successfully into its overall operations. In addition, after construction of the Lawton mill is completed, it is expected that there will be a period during which further testing and refinement of its recycled paperboard products will occur and during which the Lawton mill's line speed will be incrementally increased up to normal operating levels. During this transition period, which is expected to last for approximately eight months, the Lawton mill will not be able to contribute to earnings at its full potential. In addition, if production problems or quality problems with the recycled paperboard produced at the Lawton mill should occur, then the contribution to earnings of the Lawton mill could be further delayed.

When the Duke plant converts to the use of recycled paperboard supplied by the Lawton mill, the Company will need to find replacement customers for that portion of the productive capacity of the Hutchinson mill that presently supplies the Duke plant. The Company expects to shift production at the Hutchinson mill away from the manufacture of gypsum-grade recycled paperboard to other grades of recycled paperboard and to continue concentrating the Commerce City mill on the production of gypsum-grade recycled paperboard. However, the Company may experience a significant lag time in converting production to such other grades, prices available to the Company may be significantly lower, or the Company might be unable to find replacement customers.

One factor in the decision to locate the new mill in Lawton was the incentive package offered by the State of Oklahoma, Comanche County and the City of Lawton, which includes the provision of the real property upon which the Lawton mill is to be located, a cash incentive payment, certain income tax, sales tax and property tax benefits, the construction of a rail spur and an additional roadway to serve the site, the extension of a water line toward the site, pricing advantages on fresh water supplies and sewage and employee training and related services. In return for the incentive package, the Company has agreed not to sell the Lawton mill for a period of 15 years from completion, other than to an affiliate or successor, and to employ approximately 110 full time employees at the Lawton mill during the first five years of operation, subject to a reduction of up to 25% in the number of employees if technology and manufacturing processes or market conditions dictate that such a reduction is prudent.

The Company intends to use municipal water to supply the Lawton mill and municipal sewer systems to discharge its waste water after it is processed and treated at the mill. The Company believes that adequate supplies of electricity and natural gas are available to the Lawton mill and is in the process of negotiating for both electricity and natural gas requirements with several potential suppliers. The Company believes that these utilities will be adequate for operations at the Lawton mill under normal circumstances. The Lawton mill will be served by a rail spur that will tie in to a major rail line operated by Burlington Northern Santa Fe Corporation. Lawton is located on an interstate highway and other major highways that will facilitate transportation by truck. The Company believes that adequate supplies of reclaimed paper fiber are available within reasonable distances from the Lawton mill.

THE HARDIE AGREEMENT

On May 14, 1998, the Company entered into the Hardie Agreement, pursuant to which the Company has agreed to supply at least approximately 90% of the gypsum-grade recycled paperboard requirements of Hardie's three gypsum wallboard plants with the bulk of such sales beginning in October 2000-January 2001. The Company expects the amount of paperboard supplied to Hardie pursuant to the Hardie Agreement eventually to account for approximately 50% of the Lawton mill's production. The Duke plant is expected to utilize another approximately 25% of the Lawton mill's output. Although it is actively pursuing several potential customers, the Company does not yet have any other supply agreements for the output of the Lawton mill. There can be no assurance that the Company will be successful in obtaining any further supply agreements, and, in that case, the Company would attempt to sell the excess production in the spot market or under other short term arrangements.

Subject to earlier termination, the current term of the Hardie Agreement will terminate on the later of October 1, 2010 or ten years after the start of commercial production. The Hardie Agreement specifies that commercial production has been achieved when the Lawton mill has produced, for two consecutive months, recycled paperboard meeting the required product specifications in an amount equal to or greater than approximately 30% of the Lawton mill's planned monthly capacity. Under the Hardie Agreement, the Company has agreed to provide to Hardie, and Hardie has agreed to purchase, the following volumes of recycled gypsum-grade paperboard: (i) approximately 7% of the requirements of Hardie's gypsum wallboard plant near Nashville, Arkansas until December 31, 2000; (ii) at least 90% of the requirements of Hardie's gypsum wallboard plant near Nashville, Arkansas beginning January 1, 2001; and (iii) at least 90% of the requirements of Hardie's gypsum wallboard plants near Las Vegas, Nevada and Seattle, Washington beginning October 1, 2000. Although the Company may be able to sell additional quantities to Hardie prior to that time, there can be no assurance that such sales will occur or that the Lawton mill will be able to produce the quantities that Hardie might seek to purchase prior to commencement of its long-term commitment. Under the Hardie Agreement, the Company will maintain a minimum inventory of 2,000 tons of gypsum-grade recycled paperboard at the Lawton mill as to which Hardie will have priority of shipment.

Initially, each sale to Hardie will be made at a fixed base price determined at the execution of the Hardie Agreement that is subject to adjustment based on changes in the major variable costs of production of recycled paperboard, including the cost of power, transportation and the primary raw materials, and changes in the purchaser price index for industrial commodities and a reference employment cost index. The Hardie Agreement also contains a "most favored nations" clause requiring the Company to offer Hardie the lowest price that is available from the Company to other third-party purchasers of its recycled paperboard. The "most favored nations" clause requires the Company to offer the same price on an equivalent volume as the volume being sold to the third party at such price, but makes the price applicable to all sales while such third-party pricing remains in effect if the third-party price offered is pursuant to a long-term agreement of more than two years. As a result of the pricing formula, Hardie may be able to make purchases at substantially below market prices if market prices rise faster than the cost of production. Because of the "most favored nations" clause, if the Company were unable to sell its uncommitted production from the Lawton mill to third parties at prices equal to or exceeding the pricing to Hardie, then it either would have to forego such third party sales or lower the selling price to Hardie.

In addition, the Hardie Agreement is a "requirements" contract, and a termination or reduction of Hardie's production of gypsum wallboard could have a material adverse effect on the Company. If, after October 1, 2004, technology changes make it substantially more economical for Hardie to utilize paperboard of a kind not presently commercially available and that is not contemplated for the Lawton mill, then Hardie and the Company are obligated to negotiate in good faith to include such recycled paperboard within the scope of the Hardie Agreement. However, any failure to reach an agreement on this point could result in a reduction or termination of Hardie's purchases from the Lawton mill, and, as a result, could have a material adverse effect on the Company.

The Hardie Agreement imposes detailed specifications for the gypsum-grade recycled paperboard sold to Hardie. The Company believes that the production from its Lawton mill will be able to meet such specifications. However, if the Company were unable to produce gypsum-grade recycled paperboard meeting such specifications or complete the Lawton mill or achieve satisfactory commercial production in a timely fashion, then the Company would be obligated to supply Hardie with gypsum-grade recycled paperboard from its other mills or from purchases from third parties or otherwise compensate Hardie for its additional costs in obtaining replacement gypsum-grade recycled paperboard. If Republic is unable to give notice that commercial production has been achieved at the Lawton mill by July 1, 2001, then Hardie may terminate the Hardie Agreement. The inability of the Company to complete construction of, or to achieve commercial production at, the Lawton mill could have a material adverse effect on the Company.

The Hardie Agreement provides that, during the two year period beginning on the later of October 1, 2005 or the fifth anniversary of commercial production, the parties will negotiate in good faith toward a long-term extension of the agreement past its initial term on mutually acceptable terms.

GYPSUM WALLBOARD OPERATIONS

Manufacturing. The Company's gypsum wallboard manufacturing operations are conducted at the Duke plant near the Company's principal gypsum deposit. Based on the Company's historical product mix, the Duke plant's current rated productive capacity is 570 million square feet of gypsum wallboard per year, when operating three shifts per day and six and two-thirds days per week. This represents an increase in rated capacity of approximately 40 million feet of gypsum wallboard per year since 1996. The increase resulted largely from incremental productivity improvements made at the Duke plant, which operated at or near capacity during 1996, 1997 and 1998. The Company is also currently completing a second phase expansion of the Duke plant that will increase its capacity to 1.2 billion square feet per year by late fall, 1998. Construction is progressing satisfactorily, and expenditures in connection with this project are estimated to total approximately $26,000,000 for production equipment improvements and $5,000,000 for additional railcars. See "Management's Discussion and Analysis-Overview" and "Liquidity and Capital Resources."

The Company produces gypsum wallboard by a method common to most gypsum wallboard manufacturers. Initially, crude gypsum is quarried by open-face mining methods and crushed on site by an impact crusher. The raw gypsum is hauled to the Duke plant and pulverized. The powdered gypsum is then placed in kettles for a continuous calcining process that converts it into plaster of Paris. The plaster of Paris is cooked and then mixed with chemicals, other raw materials and water to produce a slurry that is placed on the production line between two continuous sheets of recycled paperboard and allowed to harden while in motion. After the slurry hardens between the recycled paperboard, the sheet is cut into appropriate lengths, dried in kilns and packaged for sale. The Company produces gypsum wallboard in standard industry thicknesses and varieties, and also produces 54-inch wallboard, a premium product used in commercial and residential applications with 9-foot ceilings, which management believes is currently produced at only a limited number of manufacturing facilities in the United States.

Gypsum Supply. The Company owns in fee simple all surface rights and mineral rights to gypsum, gypsite and anhydride with respect to 2,374 acres of land near the Duke plant. Additionally, approximately 740 acres of mineral rights for gypsum, gypsite and anhydride are leased by the Company with an option to lease approximately another 720 acres. The Company estimates that the reserves of these gypsum deposits should be sufficient to supply the Duke plant, after the completion of its present expansion and operating at capacity, for approximately 15 years. The land on which the deposits are located is adjacent either to paved or rock-surfaced roads and near a paved state highway which can be used during inclement weather for transporting the raw gypsum to the plant site. In the Company's opinion, other gypsum deposits are located in the immediate area and may be obtained at a reasonable cost. Ordinarily, a four to six-week supply of crushed raw gypsum is maintained at the Duke plant. The Company also owns substantial non-producing gypsum reserves in Nova Scotia, Canada.

Other Raw Materials, Utilities and Fuel. Other than gypsum, the principal raw material used by the Company in manufacturing gypsum wallboard is recycled paperboard. The primary sources of this recycled paperboard currently are the Commerce City mill and the Hutchinson mill. See "Business-Recycled Paperboard Operations."

Water, electricity and natural gas are also required by the Company's manufacturing process. Water wells located near the Duke plant produce sufficient quantities of water for current and anticipated plant requirements. A 125,000 gallon overhead water storage tank is also situated adjacent to the Duke Plant. In addition, the Duke plant can purchase water from the public water supply system of the town of Duke, Oklahoma. Electric power is supplied to the Company at standard industrial rates by a local electric cooperative.

Sales, Marketing and Distribution. In 1998, approximately 62% of the Company's shipments of gypsum wallboard products went to customers located in its primary historical markets of Texas, Oklahoma, Colorado and Kansas. The remaining 38% of shipments went to customers in other states, with an emphasis on the midwestern and southeastern regions of the United States.

Gypsum wallboard is sold directly to building materials dealers and, in areas where custom of the trade dictates, to contractors and applicators. The Company's largest gypsum wallboard customer accounted for less than 4% of the Company's consolidated sales in 1998. Sales representatives, working in separate territories, market gypsum wallboard for the Company. Most of these sales representatives have significant experience in the building materials industry.

Sales are made on credit terms allowing a cash discount for prompt payment in accordance with normal industry practice. Typically, orders are filled upon receipt. The Company produces to inventory, but balances inventories with orders. The backlog of orders for the Company's gypsum wallboard generally is not significant.

The Company utilizes contract and common carriers with dedicated tractors and trailers to meet the majority of the Company's trucking delivery requirements. The Company supplements the services provided by these dedicated carriers with other common carriers. The Company's strategy has enabled the Company to ship economically without affecting the timeliness of deliveries. Additionally, the Company ships approximately one-third of its product by rail. Rail shipments are facilitated by the Company's subsidiary, the Hollis & Eastern Railroad Company, a short-line railroad that connects the Duke plant with major rail lines located 15 miles away, thus enabling the Company to ship to distant markets economically. The Company also owns 115 railcars that operate in, and are dispatched through, the national rail system. In order to effectively and efficiently transport the additional product produced by the Duke plant, the Company has ordered an additional 40 railcars that are expected to be delivered in early fall, 1998. The Company receives car hire revenues from its railcars.

The Company also ships gypsum wallboard by rail to public warehouses located in Birmingham, Alabama and Cincinnati, Ohio. The warehouses unload and store the gypsum wallboard until the Company instructs them to arrange deliveries by truck to customers located in the region surrounding the warehouses. Freight cost savings can be achieved to many destinations in this manner because the majority of the shipping distance is by rail which, at these distances, is typically cheaper than truck delivery.

Competition. Each of the products sold by the Company competes with several different brands of the same product and with different products designed for the same purposes. Very little differentiation currently exists between the gypsum wallboard produced by the Company and its competitors. The Company believes, however, that the lower weight and the enhanced surface characteristics of the recycled paperboard to be produced by the Lawton mill will give the gypsum wallboard produced with it a competitive advantage. The Company also believes that price, personal relationships with customers, quality and timeliness of deliveries will continue to be important methods of competition among gypsum wallboard manufacturers.

There are approximately 11 manufacturers of gypsum wallboard in the United States, many of which have significantly greater financial resources than the Company. Three of these companies, Georgia-Pacific, National and USG, sell, in the aggregate, an estimated 75% to 80% of the wallboard in the United States. The Company believes that its sales represent approximately 2% of the total gypsum wallboard sold nationally and approximately 10% of the total gypsum wallboard sold in its primary historical markets.

In addition to the Company's expansion of the Duke plant, the Company is aware of at least two other gypsum wallboard manufacturers that have recently completed expansions of their gypsum wallboard plants. Others have announced, have begun or are beginning the process of adding gypsum wallboard capacity and are expected to complete this process during 2000. As a result of these and other expansions, the Company believes that a significant amount of new capacity may be on line in the near future, which could have a material adverse effect on gypsum wallboard selling prices. Furthermore, because high exit barriers exist in the gypsum wallboard industry, plants which are contributing to the excess capacity may not be dismantled during periods of low demand or low prices and may, therefore, be capable of a quick reentry into the market when the market improves.

Larger, multiple-plant gypsum wallboard manufacturers often have a competitive advantage over the Company in markets outside the Company's primary markets because of the strategic location of their plants as well as other cost efficiencies, such as the ability to spread fixed costs over several plants. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Gypsum Wallboard."

EMPLOYEES AND EMPLOYEE RELATIONS

The Company employs approximately 800 people. Approximately 590 are covered by collective bargaining agreements with four labor unions. The expirations of current collective bargaining agreements range from 1999 to 2003. The Company believes that its relations with employees are satisfactory.

ENVIRONMENTAL REGULATION

The Company's operations are subject to various federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the storage, handling and disposal of wastes, the remediation of contaminated soil and groundwater and the health and safety of employees. The nature of the Company's operations, which include quarrying gypsum by open-face mining methods and the manufacture of recycled paperboard, which involves the discharge of large volumes of waste water and solid waste, expose it to the risk of liability or claims with respect to environmental and worker health and safety matters. While the Company believes that it is in material compliance with applicable federal, state and local environmental laws and regulations governing surface quarrying and reclamation of quarried property near its gypsum plant and the discharge of waste from its recycled paperboard mills, the West Virginia Division of Environmental Protection (the "DEP") has filed a complaint alleging that Republic Paperboard Company of West Virginia (the "West Virginia Subsidiary") is in violation of certain provisions of its wastewater discharge permit at the Halltown mill and an administrative order entered into between the DEP and the West Virginia Subsidiary. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters."

A number of the Company's facilities have a history of industrial use. Under certain environmental laws a current or previous owner or operator of property, or the generator of wastes disposed of offsite, may be jointly and severally liable for site cleanup costs, regardless of fault. Responsible parties may also be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. In connection with the Company's preparation for a warehouse addition to the Commerce City mill, the Company discovered and has been investigating the presence of subsurface petroleum hydrocarbons. The Company retained an environmental consultant who concluded that fuel oil, jet fuel, and gasoline additives had migrated in the subsurface of the Company's property from an adjacent property. The Company and the adjacent property owner have both conducted their own investigations and have additionally sponsored joint investigations. Discussions between the parties continue. The Company has completed the construction of the warehouse addition under approval of the Colorado Department of Health. At this time, the Company has not ascertained the future liability, if any, resulting from this matter. Environmental expenditures directly related to this matter were $12,000 in 1998, $11,000 in 1997 and $3,000 in 1996. These costs have been accounted for as selling and administrative expenses. Due to the complexity of the environmental laws, rules and policies currently applicable to the Company and the uncertainty about future changes in such laws and regulations, the Company maintains accounting reserves for future unexpected expenses of the nature and magnitude incurred during the past three years.

Management believes that compliance with environmental laws and regulations is a cost of manufacturing that has widespread applicability to the members of the industries in which the Company is competing. Historically, the Company has not incurred material costs or penalties with respect to the remediation of environmental problems; however, the discovery of new facts and future events, including changes in the law, unknown practices by prior owners and spills by neighboring facilities, could result in material environmental problems, and there can be no assurance that such matters will not adversely affect the Company in the future.

ITEM 2.  PROPERTIES.

The Company operates a gypsum wallboard manufacturing plant located near Duke, Oklahoma, three recycled paperboard mills located near Commerce City, Colorado, Hutchinson, Kansas, and Halltown, West Virginia, and three reclaimed paper recycling centers located in Kansas City, Missouri, Topeka, Kansas, and Denver, Colorado. In addition, the Company owns an office building in Hutchinson, Kansas, in which its corporate offices are located, and owns land in Lawton, Oklahoma where construction has commenced for a new recycled paperboard mill. The Company leases office space in Irving, Texas, for its Chairman. The table on Page 13 sets forth certain information with respect to such significant properties.

                                   PROPERTIES
               The Company's principal properties are shown below.

-------------------------------------------------------------------------------------------------------------------------------

                              Nature of        Date     Company's       Approx.                                    Type
         Location             Business       Acquired    Interest     No. of Acres     Annual Productive       Construction
                                                                                            Capacity
--------------------------- -------------- ----------- ------------- --------------- ----------------------- ------------------

30th Avenue                   Corporate        1992       Owned            3                   -             Open span,
Hutchinson, Kansas             office                                                                        steel and
                                                                                                             concrete

--------------------------- -------------- ----------- ------------- --------------- ----------------------- ------------------

Greenway Drive               Chairman's        1993       Leased            -                  -             Open span,
Irving, Texas                  office                                                                        steel and
                                                                                                             concrete

--------------------------- -------------- ----------- ------------- --------------- ----------------------- ------------------

Highway 62                   Manufacture       1964       Owned/       197 plant        570,000,000 (1)      Open span,
Duke, Oklahoma                 gypsum                     Leased      site; 2,374              sq. ft.       steel
                              wallboard                                owned, 740
                                                                         leased
                                                                         gypsum
                                                                        deposits

--------------------------- -------------- ----------- ------------- --------------- ----------------------- ------------------

Baddeck, Nova Scotia           Gypsum          1971       Owned           492                 N/A                   N/A
                               deposit

--------------------------- -------------- ----------- ------------- --------------- ----------------------- ------------------

Halstead and Sherman         Manufacture       1983       Owned      29 plant site         91,000 (2)        Open span,
Hutchinson, Kansas            recycled                               40 other sites            tons          steel and
                             paperboard                                                                      concrete

--------------------------- -------------- ----------- ------------- --------------- ----------------------- ------------------

Brighton Boulevard           Manufacture       1983       Owned            9               52,500 (2)        Open span,
Commerce City, Colorado       recycled                                                         tons          steel and
                             paperboard                                                                      concrete

--------------------------- -------------- ----------- ------------- --------------- ----------------------- ------------------

Main Street                    Recycle         1994       Owned            2                30,000 (3)       Open span,
Kansas City, Missouri        waste paper                                                      tons           brick and
                                                                                                             concrete
--------------------------- -------------- ----------- ------------- --------------- ----------------------- ------------------

Adams Street                   Recycle         1994       Owned           1/2               15,000 (3)       Open span,
Topeka, Kansas               waste paper                                                      tons           steel and
                                                                                                             concrete
--------------------------- -------------- ----------- ------------- --------------- ----------------------- ------------------

Ironton Street                 Recycle         1995       Owned           1.7              10,000 (3)        Open span,
Denver, Colorado             waste paper                                                      tons           steel and
                                                                                                             concrete
--------------------------- -------------- ----------- ------------- --------------- ----------------------- ------------------

Old Route 340                Manufacture       1995       Owned            48              70,000 (2)        Open span,
Halltown, West Virginia       recycled                                                        tons           steel, concrete,
                             paperboard                                                                      and concrete
                                                                                                             block

--------------------------- -------------- ----------- ------------- --------------- ----------------------- ------------------

Lee Boulevard                Manufacture       1998       Owned            69                 N/A            Under
Lawton, Oklahoma              recycled                                                                       construction
                             paperboard

--------------------------- -------------- ----------- ------------- --------------- ----------------------- ------------------

(1) Based on the Company's historical normal product mix operating a single production line 6-2/3 days per week, 24 hours per day. See Item 1. Business
     - Gypsum Wallboard Operations -- Manufacturing.
(2) Estimated capacity during current fiscal year, based on 350 production days, 24 hours per day.
(3)  Based on a one or two shift operation, 6 days per week.

ITEM 3.  LEGAL PROCEEDINGS.

In October 1997, the DEP filed a complaint against the West Virginia Subsidiary in the Circuit Court of Jefferson County, West Virginia. The complaint alleges that the West Virginia Subsidiary has violated and continues to violate a previous order entered into between the West Virginia Subsidiary and the DEP on January 17, 1995 and further alleges that the West Virginia Subsidiary has violated and continues to violate certain provisions of its wastewater discharge permit. The West Virginia Subsidiary discharges treated process wastewater into a creek running through the Halltown mill pursuant to a permit issued to the West Virginia Subsidiary by the DEP. The permit requires that the quality of the water that may be discharged into the creek under the permit comply with certain effluent limitations. The complaint alleges 33 violations over a time period from October 1995 to March 1997. The complaint also alleges that the earlier administrative order has been violated because of the failure of the West Virginia Subsidiary to pay a stipulated penalty of $1,000 for two alleged violations of the permit that occurred between January 1995 and October 1995. The DEP is seeking by virtue of the complaint to require the West Virginia Subsidiary to enter into a consent agreement that sets forth a compliance schedule for correcting the alleged deficiencies in the wastewater treatment facilities of the West Virginia Subsidiary that have led to the alleged effluent excesses. The DEP is also requesting a civil monetary penalty of unspecified amount but which, according to the complaint, may not exceed $10,000 per day for each of the alleged violations many of which involved monthly limitations and may be treated as involving the entire number of days in the month in question. The DEP is also seeking to recover all of its costs of court including attorneys fees. The West Virginia Subsidiary has responded in a timely manner to the allegations of the complaint. At this time, the Company has not ascertained the future liability, if any, of the above matter.

Other than as set forth above there are no material pending legal proceedings involving the Company, other than ordinary routine litigation incidental to the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders of the Company during the fourth quarter of fiscal year 1998.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information concerning the executive officers of the Company. All of the officers, except Lon D. Lewis, Joe T. Brown, Jr., and Michael W. Dirks, have been employed by the Company during the past five years. Each officer has continually served as an officer of the Company from the time he or she first became an officer. All officers were elected by the Board of Directors of the Company to serve until the next annual meeting of the Board of Directors. No family relationship exists between any of the officers.


 Name                      Position with the Company                   Age              First  Became  an Officer
------                   ----------------------------                ------           -----------------------------

Phil Simpson               Chairman of the Board, President,           63                        1961
                           Chief Executive Officer and Director

Doyle R. Ramsey            Executive Vice President and                47                        1992
                           Chief Financial Officer

Geary D. Cribbs            Senior Vice President                       55                        1992

Todd T. Brown              Vice President                              44                        1992

Susan G. Hall              Vice President                              52                        1993

James M. Britz             Vice President                              47                        1994

Janey L. Rife              Vice President and Treasurer                53                        1995

Lon D. Lewis               Vice President                              54                        1996

Joe T. Brown, Jr.          Vice President                              54                        1998

Michael W. Dirks           Vice President and                          36                        1998
                           Principal Accounting Officer

Mr. Simpson has been Chairman of the Board of Directors, President and Chief Executive Officer for more than five years.

Mr. Ramsey was elected Executive Vice President in August 1998 and continues to hold the position of Chief Financial Officer. Mr. Ramsey has overall responsibility for finance, treasury and credit, accounting, management information services and human resources. Prior thereto, he served as Vice President - Finance and Chief Financial Officer from 1992 to 1998.

Mr. Cribbs was elected Senior Vice President in March 1998. He is responsible for the Company's gypsum wallboard operations. Prior thereto, Mr. Cribbs served as Vice President from 1992 to 1998, and as General Manager of the Company's gypsum wallboard operations at Duke, Oklahoma.

Mr. Todd T. Brown was elected Vice President in September 1992. He is responsible for recycled paperboard operations.

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

Ms. Rife was elected Vice President and Treasurer of the Company in August 1998. She has served as Treasurer and Secretary since May 1993. Prior thereto, she served as Credit Manager.

Mr. Lewis was elected Vice President in September 1996. He is responsible for recycled paperboard sales and assumed responsibilities for the Company's recovered fiber operations in August 1998. He served as Director of Engineering from March 1996 to October 1996. Prior thereto, he held various management positions with Simkins Industries Inc. and Jefferson Smurfit Corporation.

Mr. Joe T. Brown was elected Vice President in March 1998. He is responsible for the Company's gypsum wallboard manufacturing operations. Prior thereto, he held senior management positions in manufacturing with Temple-Inland, Inc. and its affiliates since 1986.

Mr. Dirks was elected Vice President and Principal Accounting Officer in August 1998. He has direct responsibility for accounting and management information services. Since 1991 Mr. Dirks has held the positions of Mill Controller, Corporate Accounting Manager, Special Projects Manager, and Manager of Internal Audit and Management Information Services. From May 1995 to December 1996, Mr. Dirks was employed by a public accounting and consulting firm.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                      PER SHARE MARKET PRICE AND DIVIDENDS
                    FISCAL YEARS ENDED JUNE 30, 1998 AND 1997


                                                1998                                            1997
---------------------------------------------------------------------------------------------------------------------
                                   Price Range             Dividends               Price Range            Dividends
                               High             Low           Paid             High             Low          Paid
---------------------------------------------------------------------------------------------------------------------
First quarter                 $19.94          $18.00          $0.090         $13.38          $11.88         $ 0.082
---------------------------------------------------------------------------------------------------------------------
Second quarter                 21.38           15.25           0.090          16.75           12.88           0.082
---------------------------------------------------------------------------------------------------------------------
Third quarter                  21.06           16.38           0.090          17.38           14.50           0.090
---------------------------------------------------------------------------------------------------------------------
Fourth quarter                 22.38           17.63           0.090          21.63           15.00           0.090
---------------------------------------------------------------------------------------------------------------------
                                                              $0.360                                        $ 0.344
---------------------------------------------------------------------------------------------------------------------

Republic Group Incorporated common stock is traded on the New York Stock Exchange under the symbol "RGC". At August 20, 1998, the number of stockholders of record was approximately 759.

ITEM 6. SELECTED FINANCIAL DATA

                                FINANCIAL REVIEW
             In thousands, except per share, ratio and percent data

                                                   1998            1997            1996            1995            1994
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
Net sales                                   $     128,285   $     123,697   $     117,902   $      96,413   $      63,200
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                         28,182          31,141          23,974          19,158          12,436
------------------------------------------------------------------------------------------------------------------------------
Net income                                         17,799          19,663          14,912          11,677           7,739
------------------------------------------------------------------------------------------------------------------------------
Total capital employed (1)                        110,214          88,289          96,716          85,094          46,551
------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity, at year-end                  92,179          77,845          62,664          50,569          41,173
------------------------------------------------------------------------------------------------------------------------------
Total assets                                      125,475         100,400         106,124          95,442          53,796
------------------------------------------------------------------------------------------------------------------------------
Interest-bearing debt (including
   current portion)                                 5,950              --          24,840          28,000              --
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share (4)                 $       1.52    $       1.68     $      1.28     $      1.01     $      0.67
------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share (4)                       1.51            1.67            1.27            1.00            0.66
------------------------------------------------------------------------------------------------------------------------------
Common dividends (4)                                0.360           0.344           0.259           0.209           0.155
------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity, at year-end (4)                7.81            6.60            5.34            4.33            3.53
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
RATIO AND PERCENT DATA
------------------------------------------------------------------------------------------------------------------------------
Net operating profit after-tax
    as a percent of net sales (2)                      14%             17%             13%             13%             13%
------------------------------------------------------------------------------------------------------------------------------
Return on average capital
    employed (percent) (2)                             18              20              19              25              19
------------------------------------------------------------------------------------------------------------------------------
Return on average stockholders'
    equity (percent) (3)                               21              28              26              26              20
------------------------------------------------------------------------------------------------------------------------------
Interest-bearing debt as a percent
    of total capital employed                           5              --              26              33              --
------------------------------------------------------------------------------------------------------------------------------
Ratio of current assets to
    current liabilities                               1.7             2.1             2.8             2.0             2.1
------------------------------------------------------------------------------------------------------------------------------
Ratio of year-end market value per
    common share to diluted earnings
    per share (4)                                    13.9            12.1            10.2             9.1            12.5
------------------------------------------------------------------------------------------------------------------------------
Ratio of average market value per share
to average book value per share (4)                   2.6             2.7             2.4             2.2             3.1
------------------------------------------------------------------------------------------------------------------------------
Basic weighted average
    shares outstanding (4)                         11,705          11,698          11,640          11,603          11,590
------------------------------------------------------------------------------------------------------------------------------
Diluted weighted average
    shares outstanding (4)                         11,798          11,795          11,736          11,669          11,667
------------------------------------------------------------------------------------------------------------------------------

NOTES:
(1) Total capital employed is equivalent to total assets less noninterest-bearing current liabilities.
(2) Net operating profit after-tax is equivalent to operating profit reduced by taxes computed using statutory tax rates. Return on average capital employed relates net operating profit after-tax to average total capital employed.
(3) Return on average stockholders' equity is net income divided by average stockholders' equity employed during the year.
(4) All references to share amounts, per share amounts, and stock prices reflect a 10% stock dividend distributed in March, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Republic Group Incorporated is an integrated manufacturer and distributor of gypsum wallboard and recycled paperboard and also sells reclaimed paper fiber. The Company's operations are split into two operating segments: (i) recycled paperboard operations (which includes its reclaimed paper fiber operations), which accounted for approximately 57% of the Company's total net sales in fiscal 1998 prior to intercompany eliminations and (ii) gypsum wallboard operations, which accounted for approximately 43% of the Company's total net sales in fiscal 1998 prior to intercompany eliminations.

During fiscal 1998, the Company's gypsum wallboard business segment received substantially all of its recycled paperboard requirements (approximately 14% of total recycled paperboard shipments) from the Commerce City, Colorado and Hutchinson, Kansas recycled paperboard mills. Also in fiscal 1998, the Company's recycled paperboard operations purchased approximately 33% of their needs from the Company's reclaimed paper fiber operations and the remainder from several non-affiliated suppliers. The Company generally has not entered into long-term or forward contracts with its reclaimed paper fiber suppliers. The Company believes that its sales of recycled paperboard and reclaimed paper fiber to third parties at market prices partially hedges against increased costs of these products incurred by the Company's gypsum wallboard and recycled paperboard operations, respectively.

The Company's revenues from its recycled paperboard business segment have increased significantly in recent years as a result of the Company's 1995 acquisition of the Halltown, West Virginia recycled paperboard mill and recent increases in the productive capacity of the Commerce City mill and the Hutchinson mill pursuant to a capital expansion plan implemented over the course of the previous five years. The Commerce City mill and Hutchinson mill have been operating at near capacity the last three years, and management expects that further incremental upgrades and expansions will be completed as production schedules and time permit. The Company's Halltown mill operated at 87% of capacity during fiscal 1998, compared to 75% in fiscal 1997.

The Company's gypsum wallboard segment has experienced strong results in the last several years as a result of the continued strength of the economy in general and the construction industry in particular. The Duke plant has been operating at near capacity the last five years. As a result of the strong performance of this segment, the Company undertook a capital expenditure program in fiscal 1997 to effectively double the productive capacity of the Duke plant. Construction is scheduled to be completed by late fall of calendar year 1998. Expenditures related to the expansion of the Company's gypsum wallboard operations are estimated to total approximately $26,000,000 for construction and production equipment improvements and $5,000,000 for additional railcars.

On May 20, 1998, the Company announced its intent to construct and operate a recycled paperboard mill in Lawton, Oklahoma that will be used primarily for the production of gypsum-grade recycled paperboard and believes that the weight and surface characteristics of the paperboard from the Lawton mill will be superior to that currently available in the United States. Construction of the Lawton mill commenced June 29, 1998. Management believes that the operation of the Lawton mill will position Republic as the largest third-party supplier of gypsum-grade recycled paperboard in the United States. The Lawton mill is expected to have a production capacity of approximately 220,000 tons per annum, which will approximately double Republic's current recycled paperboard capacity. The Company intends to sell approximately 50% of the Lawton mill's output pursuant to a recently executed long-term supply agreement with James Hardie Gypsum, Inc. and to use approximately 25% of the Lawton mill's output to source its own gypsum wallboard operations in Duke, Oklahoma. The Company will need to find customers for approximately 25% of the Lawton mill's capacity and replacement customers for that portion of its existing sales that will be switched to the Lawton mill. Management estimates that the Lawton mill will cost approximately $160,000,000 to $170,000,000 inclusive of related working capital requirements and capitalized interest.

On July 15, 1998, the Company issued $100,000,000 of Senior Subordinated Notes (the "Notes") and entered into a new $85,000,000 credit facility (the "New Credit Facility") with a bank syndicate. The proceeds from these two sources of financing will primarily be used to finance the construction of the Lawton mill and for general and corporate purposes including working capital. The Company anticipates that the Lawton mill will begin commercial production by the first quarter of calendar year 2000. Until such time, the Lawton mill will not generate any revenues but the Company will incur interest expense associated with the Notes and the New Credit Facility and other non-capitalizable expenses associated with building management and employee infrastructure prior to commencement of commercial operation. The Company expects to capitalize a significant amount of the cash interest expense of the Notes and the New Credit Facility as a cost of the construction of the Lawton mill, mitigating the impact of such interest expense on the Company's net income. However, payment of such interest will have an adverse effect on the Company's cash flows in the near term. Additionally, after the Company has expended the proceeds of the Notes and borrowings under the New Credit Facility toward the construction of the Lawton mill and until the Lawton mill begins commercial production and can be accretive to earnings for a period of time, the Company's additional leverage will make it more vulnerable to economic pressures from any delays in the project or cost overruns or from other factors that may produce adverse changes in the results of operations generally.

PRESENTATION OF FINANCIAL INFORMATION

In the following discussion of the Company's results of operations, segment results are presented prior to intercompany eliminations. Sales of recycled paperboard to the Duke plant are accounted for as sales by the recycled paperboard segment and included in cost of sales by the gypsum wallboard segment. These intersegment sales during fiscal years 1998, 1997 and 1996 accounted for approximately 13%, 15% and 14%, respectively, of the recycled paperboard segment's net sales. Unless otherwise stated, sales of reclaimed paper fiber within the recycled paperboard segment are eliminated in determining recycled paperboard segment results of operations. The Company believes that its intercompany sales approximate prevailing market prices. In determining operating profits for each segment, corporate general and administrative expenses have not been allocated to that segment.

FISCAL 1998 COMPARED TO FISCAL 1997

General. In fiscal 1998, consolidated net sales increased approximately 4% to $128,285,000, from $123,697,000 for fiscal 1997. This increase in fiscal 1998 resulted largely from an increase of approximately 7% in the net selling price of gypsum wallboard and an increase of approximately 4% in shipments of recycled paperboard to unaffiliated customers.

The Company had operating profits of $27,005,000 in fiscal 1998, compared with operating profits of $31,756,000 in fiscal 1997. In fiscal 1998, the operating margins of the gypsum wallboard operations were generally similar to those experienced in fiscal 1997. However, operating margins of the recycled paperboard segment decreased from approximately 19% in fiscal 1997 to approximately 12% in fiscal 1998. The segment's paperboard operations experienced a significant reduction in operating profits due primarily to higher variable per unit costs for raw materials (up 18%), principally reclaimed paper fiber, and utilities (up 12%) and, to a lesser extent, to downtime experienced at one of the Company's mills in connection with unscheduled equipment maintenance. Selling and administrative expenses as a percent of net sales remained at 12% in fiscal 1998.

In fiscal 1998, net income was affected by $1,000,000 of non-taxable life insurance income from a policy owned by the Company on an executive officer. During fiscal 1998, the Company had minimal interest-bearing debt and, as a result, realized a $1,471,000 decrease in interest expense, which was partially offset by a $692,000 decrease in interest income compared to fiscal 1997. The Company's effective tax rate remained at 37% in fiscal 1998.

As a result of the factors listed above, the Company's net income decreased to $17,799,000 in fiscal 1998 from $19,663,000 in fiscal 1997, a decrease of approximately 9%. Diluted earnings per share decreased in fiscal 1998 to $1.51 per share, down from $1.67 per share in fiscal 1997.

Recycled Paperboard. In fiscal 1998, shipments of recycled paperboard to unaffiliated customers increased approximately 4% from fiscal 1997, primarily as a result of a significant improvement in shipments of recycled paperboard from the Halltown mill. Total paperboard shipments increased to 190,614 tons from 187,845 tons in fiscal 1997. While overall reclaimed paper fiber operating results improved substantially during fiscal 1998, shipments of reclaimed paper fiber to unaffiliated customers dropped approximately 15% from fiscal 1997 as a result of the loss of two large suppliers of reclaimed paper fiber to the Company's reclaimed paper fiber operations.

Net sales for the recycled paperboard segment decreased slightly to $79,228,000 in fiscal 1998 from $79,496,000 in fiscal 1997. Total costs for the segment increased approximately 8%, to $69,570,000 in fiscal 1998 from $64,637,000 in fiscal 1997. The segment's paperboard operations experienced (i) an increase of approximately 22% in reclaimed paper fiber per unit manufacturing costs, (ii) an increase of approximately 12% in the variable per unit costs of utilities, mainly natural gas, and (iii) the overall increase in shipments of recycled paperboard. Both reclaimed paper fiber and utilities per unit costs have receded in recent months.

Gypsum Wallboard. For fiscal 1998, shipments of gypsum wallboard were 566 MMSF compared to 570 MMSF in fiscal 1997. The slight decrease in shipments was due primarily to the inherent difficulty of operating a plant when such a large expansion project is occurring in the same facility. The continued strong demand for gypsum wallboard raised the net selling price of gypsum wallboard by approximately 7% in fiscal 1998, which, in turn, caused net sales to increase approximately 6%, to $59,462,000 in fiscal 1998 from $56,194,000 in fiscal 1997. Total costs for the Company's gypsum wallboard operations also increased to $35,120,000 in fiscal 1998 from $33,006,000 in fiscal 1997, primarily from increased labor, overhead, and selling and administrative costs incurred in connection with the expansion of the Duke plant. Nevertheless, the increase in net sales outpaced the increase in total costs and, as a result, operating profits increased to $24,342,000 in fiscal 1998 from $23,188,000 in fiscal 1997. Operating margins for the gypsum wallboard segment were 41% in fiscal 1998 and fiscal 1997.

FISCAL 1997 COMPARED TO FISCAL 1996

General. In fiscal 1997, consolidated net sales were $123,697,000, as compared to $117,902,000 in fiscal 1996. The increase of approximately 5% in consolidated net sales resulted largely from an increase of approximately 17% in the net selling price of gypsum wallboard and an increase of approximately 4% in shipments of recycled paperboard to unaffiliated customers. Selling and administrative expenses as a percent of net sales were flat at approximately 12% in fiscal 1997 and in fiscal 1996.

The Company had operating profits of $31,756,000 in fiscal 1997, as compared with operating profits of $25,405,000 in fiscal 1996. This increase of approximately 25% in operating profits resulted largely from a large increase in operating profits in the gypsum wallboard operations partially offset by a reduction in operating profits in recycled paperboard operations.

Interest expense totaled $1,476,000 in fiscal 1997 compared to $1,937,000 in fiscal 1996, and the Company repaid all interest-bearing debt by fiscal year-end 1997. The Company's effective tax rate was 38% in fiscal 1996 and 37% in fiscal 1997.

As a result of the factors described above, the Company's net income increased to $19,663,000 in fiscal 1997 from $14,912,000 in fiscal 1996, an increase of approximately 32%. Diluted earnings per share also increased in fiscal 1997 to $1.67 per share from $1.27 per share in fiscal 1996.

Recycled Paperboard. During fiscal 1997, approximately 59% of the Company's total consolidated net sales before eliminations were contributed by the recycled paperboard segment. Operating profits for the segment were $17,328,000 in fiscal 1996 and $14,859,000 in fiscal 1997, a decrease of approximately 14%. Operating margins for recycled paperboard operations were approximately 19% in fiscal 1997 as compared to approximately 20% in fiscal 1996. The decrease in operating margins was primarily the result of a decrease in net selling prices that was only partially offset by a decrease in raw material and variable production costs.

Both the Commerce City mill and the Hutchinson mill operated at near capacity in fiscal 1997. Shipments of recycled paperboard increased approximately 4% from fiscal 1996 to fiscal 1997, to 187,845 tons, primarily as a result of an increase of approximately 4% in shipments to unaffiliated customers. Over this same period, shipments of reclaimed paper fiber increased approximately 37%, to 153,321 tons, largely due to a higher level of vertical integration within the Company.

Net sales for the segment prior to intercompany eliminations decreased approximately 7% in fiscal 1997. This decrease resulted primarily from a decline of approximately 9% in net selling prices of recycled paperboard and a decrease of approximately 24% in net selling prices of reclaimed paper fiber during the year. The decline in net selling prices resulted primarily from a decline in raw material costs. Raw material costs, consisting primarily of the cost of reclaimed paper fiber used in the production of recycled paperboard, declined approximately 15% from fiscal 1996 to fiscal 1997. Per unit variable production costs, other than the cost of raw materials, also decreased approximately 3% from fiscal 1996 to fiscal 1997.

The Company's reclaimed paper fiber operations had a similar experience. Net selling prices eroded during the year, while the acquisition cost of baled and unbaled paper also declined, but not to the same extent as net selling prices.

Gypsum Wallboard. The Duke plant operated at near capacity during fiscal 1997. Shipments of gypsum wallboard increased approximately 8%, to 570 MMSF in fiscal 1997 from 529 MMSF in fiscal 1996. Incremental improvements in the Company's manufacturing process and continued strong growth in the construction industry constituted the primary causes of the increase in shipments of gypsum wallboard in fiscal 1997.

Net sales for the gypsum wallboard segment increased approximately 26% from fiscal 1996 to fiscal 1997 due primarily to an increase of approximately 17% in net selling prices and an increase of approximately 8% in shipments of gypsum wallboard.

The Company's cost per unit for gypsum wallboard remained essentially unchanged from fiscal 1996 to fiscal 1997. Segment operating profit margins increased to approximately 41% in fiscal 1997 from approximately 32% in fiscal 1996. In fiscal 1997, the Company, like other producers, experienced strong demand for its gypsum wallboard products, precipitating a rise in selling prices and which, when combined with stable manufacturing costs, provided improved results for the Company and the gypsum industry as a whole.

TRENDS AND DEVELOPMENTS

Recycled Paperboard. In recent years, the primary variable affecting the results of the Company's recycled paperboard segment has been the price of reclaimed paper fiber. The price of reclaimed paper fiber can fluctuate quickly and significantly. Historically, except for increases of short duration, the Company has been able to raise its recycled paperboard selling prices as the cost of reclaimed paper fiber increases, but there is usually a 30 to 90 day time lag which causes recycled paperboard operating margins to be adversely impacted. Conversely, during fiscal year 1996, the Company became the beneficiary of slowly declining selling prices and rapidly declining reclaimed paper fiber costs, resulting in operating margins for the recycled paperboard segment of approximately 20%. In fiscal 1997, reclaimed paper fiber costs declined slowly in the year and began to increase again later in the year while net selling prices continued to decline, resulting in operating margins of approximately 19%. Reclaimed paper fiber costs rose sharply during the first quarter of fiscal 1998 but gradually declined during the remainder of the fiscal year. As the Company commenced to increase net selling prices during the first half of fiscal 1998, the cost of reclaimed paper fiber costs started to decline thus not allowing the implementation of the pricing increases. As a result, in fiscal 1998, the Company's operating margin in its recycled paperboard segment declined to 12% from 19% in fiscal 1997 and 20% in fiscal 1996. The cost of reclaimed paper fiber seems to have stabilized in recent months.

Gypsum Wallboard. The price and demand of gypsum wallboard depends on the level of new construction and home repair and remodel activity, which, in turn, depends on general economic conditions, interest rates and the availability of short and long-term financing. Low interest rates and a strong domestic economy caused demand for gypsum wallboard to be very strong throughout 1996, 1997 and 1998. New construction activity continues to be robust as does the demand for gypsum wallboard in the repair and remodel segment of the industry. As a result of consistent demand for gypsum wallboard, prevailing selling prices have generally increased during the same periods.

In addition to the Company's expansion of the Duke plant, the Company is aware of other gypsum wallboard manufacturers that have recently completed expansions of their gypsum wallboard plants. Others are also in the process of adding new gypsum wallboard capacity and are expected to complete this process during 1999 and 2000. Completion of these expansions may reduce prevailing selling prices.

YEAR 2000 COMPLIANCE

The Company uses a number of computer software programs, operating systems, and equipment with computer processing chips in its internal operations, including applications used in the Company's financial business systems, manufacturing processes and administrative functions. To the extent that the programs, operating systems, and equipment contain source code or computer chips that are unable to interpret appropriately the upcoming calendar year 2000, some level of modification or possible replacement will be necessary. The costs necessary to modify or replace the items mentioned above, or the interruption of administrative or manufacturing processes resulting from compliance failure may have a material adverse effect on the Company's business and financial condition or its results of operations.

The Company has appointed a team of employees to address the year 2000 issue. The Company is following a six-step process evaluating critical software, operating systems and equipment for year 2000 compliance - awareness, inventory, assessment, remediation, testing, and risk management (contingency planning). Currently, the Company is in the inventory/assessment phase with some remediation and testing taking place. The inventory phase is estimated to be completed during the third quarter of calendar year 1998. Contingency planning is scheduled to begin in the first quarter of calendar year 1999. The Company has established a goal of July 1, 1999 for completing the entire process. The Company has received a certification from the vendor of its financial and payroll software that such software is year 2000 compliant. However, this software will be analyzed by the same processes outlined above.

To date, expenses associated with year 2000 compliance have been minimal. However, from fiscal 1995 through the present, the Company, in its normal course of business, replaced substantially all of its business systems hardware and software. The Company estimates expenditures of approximately $300,000 in fiscal year 1999 and approximately $200,000 in fiscal year 2000 for periodic, scheduled upgrades of hardware and software as well as a portion for year 2000 compliance. The Company believes that internally generated cash along with the availability of proceeds from its credit facility will be sufficient to fund the expenditures.

Furthermore, there can be no assurance that the Company's customers and suppliers are, or will be, year 2000 compliant. The Company believes the most reasonably likely worst case year 2000 scenario would be the failure of key customers to achieve year 2000 compliance, resulting in the loss of sales to such customers for an indefinite period of time. Currently, the Company is not aware of any customers that are not year 2000 compliant. In order to address the potential non-compliance with the year 2000 by the Company's customers and suppliers, the Company is in the process of distributing and collecting questionnaires to its customers and vendors asking them to respond with their year 2000 plans. Until this process is substantially complete, the Company will not be in a position to fully assess its year 2000 risks.

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

At this time, the Company has not ascertained the future liability, if any, of the above matters. Environmental expenditures directly related to these matters were $12,000 in fiscal 1998, $11,000 in fiscal 1997, and $3,000 in fiscal 1996.
These costs were included in selling and administrative expenses. Due to the complexity of the environmental laws, rules and policies currently applicable to the Company and the uncertainty about future changes in such laws and regulations, the Company maintains accounting reserves for future unexpected expenses of the nature and magnitude incurred during the past three years.

Management believes that compliance with environmental laws and regulations is a cost of manufacturing that has widespread applicability to the members of the industries in which the Company is competing. Historically, the Company has not incurred material costs or penalties with respect to the remediation of environmental problems; however, the discovery of new facts and future events, including changes in the law, unknown practices by prior owners and spills by neighboring facilities, could result in material environmental problems, and there can be no assurance that such matters will not adversely affect the Company's financial condition, results of operation or competitive position in the future.

EFFECT OF INFLATION

Management believes that general inflation has not had a material impact on the Company's net sales or operating income the last three fiscal years. The cost of reclaimed paper fiber, which is the principal raw material component used in the manufacture of recycled paperboard, has both increased and decreased significantly during the past three years. The Company believes these shifts were caused by changes in supply and demand and not general inflation or deflation.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's operations have generated sufficient cash for working capital purposes, and the Company has borrowed only for acquisitions and major capital improvements. The Company generated $28,008,000, $28,690,000 and $23,252,000 in cash from operations during fiscal 1998, 1997 and 1996, respectively. On May 15, 1998, in order to provide funds primarily for the construction of the recycled paperboard mill in Lawton, Oklahoma until permanent financing could be obtained, the Company increased its existing revolving line of credit with NationsBank, N.A. to $50,000,000. As of June 30, 1998, the outstanding balance under that line of credit was $5,950,000.

On July 15, 1998, the Company received proceeds from the issuance of $100,000,000 of 9.5% Senior Subordinated Notes (the "Notes") with a maturity date of July 15, 2008. The proceeds from the Notes, along with a new bank credit facility (the "New Credit Facility") of up to $85,000,000 entered into with a bank syndicate on July 15, 1998, will primarily be used to finance the construction of the Lawton, Oklahoma recycled paperboard mill and for general and corporate purposes including working capital. On July 15, 1998, the Company used a portion of the proceeds from the Notes to repay the outstanding principal balance of the NationsBank revolving credit facility, along with accrued interest. Upon repayment, the Company terminated the NationsBank bank credit facility. Interest payment dates on the Notes are January 15 and July 15, commencing on January 15, 1999. Each interest payment will be $4,750,000.

The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 2003, at a redemption price of 104.75% which reduces to 100% on or after July 15, 2005. In addition, prior to July 15, 2001, the Company may redeem up to 35% of the principal amount of the Notes with the net cash proceeds received by the Company from one or more Public Equity Offerings, at a redemption price of 109.50%. The Notes include financial and other covenants of the kind generally included in such indebtedness.

The $85,000,000 New Credit Facility will be used as a revolving line of credit until the earlier of July 15, 2000 or start-up of the Lawton Mill. At that time the facility will convert into a term loan with a principal amount of up to $50,000,000 and a revolving credit facility with a $35,000,000 maximum principal amount. After the conversion, the principal of the term loan will amortize over four years with 10% due during the first year, 20% during the second year, 30% during the third year and 40% during the fourth year. The revolving credit facility will mature in four years. Availability under the New Credit Facility is not subject to a borrowing base but is subject to, among other things, a condition that the lenders receive certain assurances that the construction of the Lawton mill is progressing on a satisfactory schedule and within agreed-upon cost parameters. The borrowings under the New Credit Facility will be guaranteed by each of the Company's material subsidiaries and will be secured by a mortgage on the Lawton mill, a pledge of the stock of the Company's subsidiaries and security interests in substantially all other personal property of the Company and its subsidiaries. At such time, if any, as outstanding loans under the New Credit Facility exceed $50,000,000, the lenders may require that all other real property and improvements of the Company and its subsidiaries be mortgaged as security for the New Credit Facility. Outstanding principal amounts on the New Credit Facility bear interest at a variable rate equal to, at the election of the Company, (i) the London Interbank Offered Rate, plus an agreed margin (ranging from 75 to 175 points), which is to be established per annum based upon the Company's leverage ratio or (ii) the higher of (a) the bank's corporate prime rate and (b) the sum of 1/2 of 1% plus the federal funds rate, plus, in each case, an agreed margin (ranging from 0 to 75 points). Interest payments under the New Credit Facility will be payable quarterly. Under the New Credit Facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to excess cash flow, debt to EBITDA ratio, interest coverage ratio, minimum EBITDA, and limitations on capital expenditures and dividends.

The Company expects that its principal capital and liquidity needs during the next several years will consist of (i) capital expenditures, including construction of the Lawton mill, expansion of the Duke plant and other capital improvements of its facilities, (ii) interest payments on the Notes and payments of principal and interest under the New Credit Facility, (iii) dividend payments to stockholders, and, (iv) working capital.

The Company invested $31,191,000 in capital expenditures in fiscal 1998, including approximately $8,000,000 on construction of the Lawton mill and approximately $16,600,000 on the expansion of the Duke plant and a related purchase of additional railcars. The Company estimates that capital expenditures for fiscal 1999 will total approximately $145,500,000, including approximately $122,000,000 on the Lawton mill, $13,000,000 to complete the expansion of the Duke plant and the purchase of the related railcars, and an additional $10,500,000 to be used principally for equipment upgrades (including an estimated $4,500,000 for capital expenditures associated with routine replacement of existing production equipment). The Company estimates that it will spend $30,000,000 to $40,000,000 in fiscal 2000 to complete the Lawton mill and to provide working capital for the mill. The New Credit Facility imposes limits on the Company's ability to make capital expenditures, but the Company believes that those limits will not prevent it from implementing its capital expenditure program.

The Company paid cash dividends of $4,215,000, $4,020,000 and $3,018,000 in fiscal 1998, 1997 and 1996 respectively. Quarterly dividends historically have been paid in September, December, March and June. The schedule and payment of cash dividends is subject to the approval of the Company's board of directors. The New Credit Facility and the Notes impose limits on the Company's ability to pay dividends, but the Company does not anticipate that such limits will prevent the payment of dividends at historical levels.

The Company believes that the net proceeds from the Notes of approximately $97,300,000 and the $85,000,000 made available under the New Credit Facility together with cash generated by operations will be sufficient to (i) finance the construction of the Lawton mill, (ii) finance the other capital expenditure requirements identified above, (iii) finance the Company's working capital requirements and (iv) pay dividends to stockholders.

FORWARD-LOOKING AND OTHER STATEMENTS

Statements in this report that are not historical facts are forward-looking statements pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Investors should be aware of factors and uncertainties that could have a material, negative impact on the Company results. These include, but are not limited to, the following:

 1. In the recent past the Company and the industry as a whole have seen, due to supply and demand extremes, severe fluctuations in the cost of reclaimed paper fiber. A rapid rise in the cost of this raw material would restrict margins at the Company's recycled paperboard mills. This is due generally to a 30 to 90 day time lag between increased raw material costs and subsequent selling price increases. Additionally, selling price increases may only be achievable if recycled paperboard demand allows industry operating rates to remain at or above historical levels.
 2. The Company's recycled paperboard mills and gypsum wallboard manufacturing facilities utilize large amounts of either natural gas or coal. Increases in either of these two commodities may be detrimental to profit margins. The Company's manufacturing operations are located in areas of the country where natural gas and coal are plentiful. The Company believes, discounting a short-term variation, that over the long-term its fuel costs will at least be comparable to its competitors.
 3. Construction or expansion of new gypsum wallboard plants or recycled paper mills which compete in the Company's product and market areas can be expected to have a negative impact on the Company's results.
 4. Substitution of other raw materials such as plastics, aluminum or even virgin paperboard for recycled paperboard or other substitutions for gypsum wallboard could affect the Company's future results.
 5. The Company believes it has sufficient reserves of gypsum ore but there are still risks associated with mining the ore such as removal costs, quality of ore, and possible future environmental regulations.
 6.  Impact on the Company due to industry consolidation is unknown.
 7. The Company's future results could be affected negatively by unknown consequences of present and future governmental laws and regulations, including those relating to environmental compliance.
 8. The Company's business segments could be affected by recessionary and expansionary trends in the economy, as well as increases in prevailing interest rates. Specifically, the Company's results can be influenced by the general state of the construction industry, which includes housing starts, commercial construction and the repair and remodel segment of the industry.
 9. The Company's degree of leverage and the restrictions imposed by financial covenants could have a material adverse effect on the Company's ability to service its debt, withstand competitive pressures or adverse economic conditions, make material capital investments or acquisitions, obtain future financing or take advantage of business opportunities that may arise.
10. The Company's inability to successfully and timely complete, without cost overruns, the Duke, Oklahoma wallboard plant expansion and the construction of the Lawton, Oklahoma recycled paperboard mill, could have a material adverse effect on the Company. As these capital projects near completion, the Company has no assurance on the cost of or availability of raw materials, labor, or the operating results thereof.
11. There is no assurance that the Company's Duke, Oklahoma gypsum wallboard plant can convert to the use of recycled paperboard supplied by the Lawton mill, or that the Company will be able to find replacement customers for that portion of the productive capacity of the Hutchinson mill that presently supplies the Duke plant. The Company expects to shift approximately one-third of the production at the Hutchinson mill currently used for the manufacture of gypsum-grade recycled paperboard to other grades of recycled paperboard and to continue concentrating the Commerce City mill on the production of gypsum-grade recycled paperboard.
12. The Company expects that the amount of paperboard supplied to James Hardie Gypsum, Inc. ("Hardie") pursuant to a long-term supply agreement will eventually account for approximately 50% of the Lawton mill's productive capacity. Additionally, approximately 25% of the Lawton mill's productive capacity will be used by the Company's Duke, Oklahoma gypsum wallboard plant. There is no assurance the Company can sell the remaining 25% of productive capacity. There is no assurance the Company will be able to produce paperboard meeting Hardie's specifications and requirements. A loss of Hardie or any key customer could have an adverse effect on the Company's operations. If the Company is unable to give notice that commercial production has been achieved at the Lawton mill by July 1, 2001, Hardie may terminate the agreement.

13. The preceding comments regarding the Company's year 2000 plans represent the Company's best faith estimates of what reasonable steps it should take to achieve year 2000 compliance. However, there can be no assurance that the Company's assessment of this risk will be accurate, or that its six-step process will timely identify or resolve problems associated with the year 2000 issue. As a result, the Company cannot ensure that the year 2000 issue will not materially affect its operations and business, or expose it to third-party liability.

Other uncertainties and risks which could affect the Company can be found in other sections of this report as well as in other filings with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements, along with the Financial Statement Schedule filed herewith, are listed in the Index below.

                                                                                           Page Reference
                                                                                           --------------

Consolidated Statements of Income for the years ended                                            26
June 30, 1998, 1997, and 1996

Consolidated Balance Sheets at June 30, 1998 and 1997                                            27


Consolidated Statements of Cash Flows for the years                                              28
ended June 30, 1998, 1997, and 1996

Consolidated Statements of Stockholders' Equity for the                                          29
years ended June 30, 1998, 1997, and 1996

Notes to Consolidated Financial Statements                                                       30-38

Report of Independent Public Accountants - Consolidated                                          39
Financial Statements

Report of Management                                                                             39

Report of Independent Public Accountants - Report on                                             S-1
Form 10-K

Schedule  II - Valuation and Qualifying Accounts and Reserves                                    S-2

                        CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                               1998                 1997                1996
--------------------------------------------------------------------------------------------------------------
Gross sales                                       $     148,627,000   $      144,234,000   $     135,626,000
Less freight and discounts                               20,342,000           20,537,000          17,724,000
--------------------------------------------------------------------------------------------------------------
Net sales                                               128,285,000          123,697,000         117,902,000
Costs and expenses:
    Cost of sales                                        85,339,000           77,596,000          78,665,000
    Selling and administrative expenses                  15,941,000           14,345,000          13,832,000
--------------------------------------------------------------------------------------------------------------
                                                        101,280,000           91,941,000          92,497,000
--------------------------------------------------------------------------------------------------------------
Operating profit                                         27,005,000           31,756,000          25,405,000
Other income (expense):
    Interest expense                                         (5,000)          (1,476,000)         (1,937,000)
    Interest income                                         182,000              874,000             506,000
    Life insurance income and other, net                  1,000,000              (13,000)                 --
--------------------------------------------------------------------------------------------------------------
                                                          1,177,000             (615,000)         (1,431,000)
--------------------------------------------------------------------------------------------------------------
Income before income taxes                               28,182,000           31,141,000          23,974,000
Provision for income taxes                               10,383,000           11,478,000           9,062,000
--------------------------------------------------------------------------------------------------------------
NET INCOME                                        $      17,799,000   $       19,663,000   $      14,912,000
--------------------------------------------------------------------------------------------------------------
Basic earnings per share                          $            1.52   $             1.68   $            1.28
--------------------------------------------------------------------------------------------------------------
Basic weighted average shares outstanding                11,705,000           11,698,000          11,640,000
--------------------------------------------------------------------------------------------------------------
Diluted earnings per share                        $            1.51   $             1.67   $            1.27
--------------------------------------------------------------------------------------------------------------
Diluted weighted average shares
   outstanding                                           11,798,000           11,795,000          11,736,000
--------------------------------------------------------------------------------------------------------------























See accompanying notes.

                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1998 AND 1997


                                                                                               1998                1997
-------------------------------------------------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
     Cash and cash equivalents                                                      $     1,124,000   $       1,436,000
     Investments and marketable securities, at market                                          --               650,000
     Accounts receivable, less allowance for doubtful
         accounts of $681,000 in 1998 and $748,000 in 1997                               14,611,000          13,893,000
     Income tax refunds receivable                                                          652,000             494,000
     Inventories:
            Finished goods                                                                2,621,000           2,246,000
            Raw materials and supplies                                                    5,829,000           5,095,000
-------------------------------------------------------------------------------------------------------------------------
                                                                                          8,450,000           7,341,000
     Prepaid expenses and other                                                             851,000             660,000
     Deferred income taxes                                                                  597,000             576,000
-------------------------------------------------------------------------------------------------------------------------
            TOTAL CURRENT ASSETS                                                         26,285,000          25,050,000
Property, plant and equipment, at cost:
     Land, land improvements and mineral deposits                                         4,929,000           4,521,000
     Buildings and leasehold improvements                                                15,375,000          13,982,000
     Equipment                                                                          104,205,000          97,725,000
     Construction in progress                                                            26,994,000           5,232,000
-------------------------------------------------------------------------------------------------------------------------
                                                                                        151,503,000         121,460,000
     Less accumulated depreciation, amortization and depletion                           53,683,000          46,985,000
-------------------------------------------------------------------------------------------------------------------------
                                                                                         97,820,000          74,475,000
Other assets                                                                              1,370,000             875,000
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $   125,475,000   $     100,400,000
-------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                                               $    10,632,000   $       7,534,000
     Accrued payroll and employee benefits                                                2,919,000           2,986,000
     Other current liabilities                                                            1,710,000           1,591,000
-------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                       15,261,000          12,111,000
Long-term debt due after one year                                                         5,950,000                --
Deferred income taxes                                                                    11,475,000           9,838,000
Other long-term liabilities                                                                 610,000             606,000
Commitments and contingencies - see notes
STOCKHOLDERS' EQUITY:
     No par preferred stock issuable in series; 487,000 shares authorized;
            none issued and outstanding                                                        --                  --
     Common stock, $1 par value; 35,000,000 authorized;
            issued 11,749,000 in 1998 and 11,716,000 in 1997                             11,749,000          11,716,000
     Additional paid-in capital                                                          28,096,000          27,827,000
     Retained earnings                                                                   52,544,000          38,995,000
     Less:  Treasury stock, at cost, 10,000 shares in 1998 and 33,000 in 1997              (210,000)           (693,000)
-------------------------------------------------------------------------------------------------------------------------
            TOTAL STOCKHOLDERS' EQUITY                                                   92,179,000          77,845,000
-------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $   125,475,000   $     100,400,000
-------------------------------------------------------------------------------------------------------------------------


See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                                                                         1998               1997               1996
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $    17,799,000   $     19,663,000   $     14,912,000
   Adjustments to reconcile net income
       to net cash provided by operating activities:
       Income receivable - life insurance proceeds                 (1,000,000)                --                 --
       Depreciation, amortization and depletion                     7,738,000          7,080,000          6,203,000
       Non-cash compensation expense                                  320,000            360,000                 --
       Deferred income taxes                                        1,616,000          1,460,000          2,786,000
       Loss on sale of assets                                          52,000             44,000            138,000
       Changes in current assets and liabilities:
         Accounts receivable                                          282,000         (2,166,000)          (504,000)
         Income tax refunds receivable                               (158,000)           408,000           (725,000)
         Inventories                                               (1,109,000)          (608,000)         1,524,000
         Prepaid expenses                                            (191,000)           (77,000)           (66,000)
         Accounts payable and accrued liabilities                   3,150,000          2,703,000           (940,000)
       Other assets and liabilities                                  (491,000)          (177,000)           (76,000)
---------------------------------------------------------------------------------------------------------------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                       28,008,000         28,690,000         23,252,000
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                     (31,191,000)       (11,556,000)        (9,062,000)
   Proceeds from sale of property, plant and equipment                 56,000             66,000            224,000
   Purchases of investments                                       (11,470,000)       (22,510,000)       (17,750,000)
   Proceeds from sale of investments                               12,120,000         34,185,000          7,925,000
---------------------------------------------------------------------------------------------------------------------
   NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES               (30,485,000)           185,000        (18,663,000)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                  (4,215,000)        (4,020,000)        (3,018,000)
   Proceeds from issuance of debt                                   9,200,000                 --                 --
   Payment on long-term debt                                       (3,250,000)       (24,840,000)        (3,160,000)
   Proceeds from stock options exercised including related
       tax benefits                                                   302,000            247,000            201,000
   Purchase of common treasury stock                                       --         (1,069,000)                --
   Issuance of common treasury stock                                  128,000                 --                 --
---------------------------------------------------------------------------------------------------------------------
   NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                 2,165,000        (29,682,000)        (5,977,000)
---------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                            (312,000)          (807,000)        (1,388,000)
Cash and cash equivalents at beginning of year                      1,436,000          2,243,000          3,631,000
---------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                      $     1,124,000   $      1,436,000   $      2,243,000
---------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
Cash paid during the year for:
   Income taxes, net of refunds                               $     9,127,000   $      9,407,000   $      7,077,000
   Interest                                                   $         5,000   $      1,759,000   $      1,654,000
---------------------------------------------------------------------------------------------------------------------


See accompanying notes.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                                             Treasury Stock
                                                                        -------------------------
                                    Common    Additional
                                   stock, $1    paid-in      Retained                  Amount
In thousands                       par value    capital      earnings     Shares       at cost       Total
--------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1995         $   10,560   $   12,308   $   27,701            --   $       --   $   50,569

Net income                               --           --       14,912            --           --       14,912

Cash dividends on common stock,

   $.259 per share                       --           --       (3,018)           --           --       (3,018)

Exercise of stock options                47          154           --            --           --          201
--------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1996             10,607       12,462       39,595            --           --       62,664

Net Income                               --           --       19,663            --           --       19,663

Cash dividend on common stock,

   $.344 per share                       --           --       (4,020)           --           --       (4,020)

10% stock dividend                    1,064       15,163      (16,227)           --           --           --

Purchase of treasury stock               --           --           --           (51)      (1,069)      (1,069)

Treasury shares issued under

   ESOP Plan                             --           --          (16)           18          376          360

Exercise of stock options                45          202           --            --           --          247
--------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1997             11,716       27,827       38,995           (33)        (693)      77,845

Net Income                               --           --       17,799            --           --       17,799

Treasury shares issued under

   Dividend Reinvestment Plan            --           --           (1)            1           31           30

Treasury shares issued under

   Employee Stock Purchase Plan          --           --          (25)            6          123           98

Treasury shares issued under

   ESOP Plan                             --           --           (9)           16          329          320

Cash dividends on common stock,

   $.360 per share                       --           --       (4,215)           --           --       (4,215)

Exercise of stock options                33          269           --            --           --          302
--------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998         $   11,749   $   28,096   $   52,544           (10)  $     (210)  $   92,179
--------------------------------------------------------------------------------------------------------------







See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1998, 1997, AND 1996

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

2.       INDUSTRY SEGMENTS

Certain information with regard to industry segments, within which the Company operates, is as follows:



                                                                    Recycled         Eliminations
                                                  Gypsum           Paperboard          and other        Consolidated
-----------------------------------------------------------------------------------------------------------------------
1998
Shipment units:
Wallboard (MSF)                                       566,424                --                 --            566,424
Recycled paperboard (tons)                                 --           190,614            (27,108)           163,506
Recovered paper fiber (tons)                               --           145,553            (67,112)            78,441
-----------------------------------------------------------------------------------------------------------------------
Gross sales (in thousands)
Gypsum wallboard                             $         74,755   $            --   $             --   $         74,755
Recycled paperboard                                        --            67,677                 --             67,677
Recovered paper fiber                                      --            12,415             (6,227)             6,188
Intrasegment fiber sales                                   --            (6,227)             6,227                 --
Intersegment paperboard sales                              --            10,412            (10,412)                --
Other                                                      --                --                  7                  7
-----------------------------------------------------------------------------------------------------------------------
Gross sales                                            74,755            84,277            (10,405)           148,627
Less freight and discounts                             15,293             5,049                 --             20,342
-----------------------------------------------------------------------------------------------------------------------
Net sales                                    $         59,462   $        79,228   $        (10,405)  $        128,285
-----------------------------------------------------------------------------------------------------------------------
Operating profit                             $         24,342   $         9,658   $         (6,995)  $         27,005
Identifiable assets                                    43,993            73,189              8,293            125,475
Capital expenditures                                   16,612            13,956                623             31,191
Depreciation, depletion and amortization                1,641             5,301                796              7,738
-----------------------------------------------------------------------------------------------------------------------
1997
Shipment units:
Wallboard (MSF)                                       570,068                --                 --            570,068
Recycled paperboard (tons)                                 --           187,845            (30,293)           157,552
Recovered paper fiber (tons)                               --           153,321            (61,072)            92,249
-----------------------------------------------------------------------------------------------------------------------
Gross sales (in thousands)
Gypsum wallboard                             $         71,406   $            --   $             --   $         71,406
Recycled paperboard                                        --            66,381                 --             66,381
Recovered paper fiber                                      --            11,126             (4,690)             6,436
Intrasegment fiber sales                                   --            (4,690)             4,690                 --
Intersegment paperboard sales                              --            12,004            (12,004)                --
Other                                                      --                --                 11                 11
-----------------------------------------------------------------------------------------------------------------------
Gross sales                                            71,406            84,821            (11,993)           144,234
Less freight and discounts                             15,212             5,325                 --             20,537
-----------------------------------------------------------------------------------------------------------------------
Net sales                                    $         56,194   $        79,496   $        (11,993)  $        123,697
-----------------------------------------------------------------------------------------------------------------------
Operating profit                             $         23,188   $        14,859   $         (6,291)  $         31,756
Identifiable assets                                    29,352            62,399              8,649            100,400
Capital expenditures                                    5,284             5,498                774             11,556
Depreciation, depletion and amortization                1,472             4,877                731              7,080
-----------------------------------------------------------------------------------------------------------------------
1996
Shipment units:
Wallboard (MSF)                                       529,351                --                 --            529,351
Recycled paperboard (tons)                                 --           180,854            (29,065)           151,789
Recovered paper fiber (tons)                               --           111,733            (43,882)            67,851
-----------------------------------------------------------------------------------------------------------------------
Gross sales (in thousands)
Gypsum wallboard                             $         58,439   $            --   $             --   $         58,439
Recycled paperboard                                        --            69,853                 --             69,853
Recovered paper fiber                                      --            11,387             (4,061)             7,326
Intrasegment fiber sales                                   --            (4,061)             4,061                 --
Intersegment paperboard sales                              --            12,285            (12,285)                --
Other                                                      --                --                  8                  8
-----------------------------------------------------------------------------------------------------------------------
Gross sales                                            58,439            89,464            (12,277)           135,626
Less freight and discounts                             13,779             3,945                 --             17,724
-----------------------------------------------------------------------------------------------------------------------
Net sales                                    $         44,660   $        85,519   $        (12,277)  $        117,902
-----------------------------------------------------------------------------------------------------------------------
Operating profit                             $         14,241   $        17,328   $         (6,164)  $         25,405
Identifiable assets                                    23,328            60,785             22,011            106,124
Capital expenditures                                      733             7,478                851              9,062
Depreciation, depletion and amortization                1,370             4,243                590              6,203
-----------------------------------------------------------------------------------------------------------------------

Operations within the gypsum industry consist of the manufacture and sale of gypsum wallboard. Operations within the paperboard industry consist of (i) the manufacture and sale of recycled paperboard to the gypsum industry and
                                      31
other paperboard converters which manufacture composite cans, cores, tubes and other packaging products, and (ii) the collection and sale of reclaimed paper fiber. The Company's gypsum wallboard operations are located in Duke, Oklahoma. The Company's primary markets for gypsum wallboard are Texas, Oklahoma, Colorado and Kansas with additional secondary emphasis in the midwestern and southeastern regions of the United States. The Company operates recycled paperboard mills in Hutchinson, Kansas, Commerce City, Colorado, and Halltown, West Virginia. The Company's primary markets for recycled paperboard are generally within a 600 mile radius of the facilities. The Company operates reclaimed paper fiber recycling centers in Kansas City, Missouri, Topeka, Kansas, and Denver, Colorado with the corresponding markets generally within a 600 mile radius of the facilities.

During fiscal 1998, approximately 14% of the recycled paperboard shipped by the mills was consumed by the Company's wallboard operations compared to 16% in both fiscal years 1997 and 1996. Another 20% was shipped to other unaffiliated gypsum wallboard manufacturers in fiscal 1998 compared to 19% and 18%, respectively, in fiscal 1997 and 1996. An adverse change in the construction industry could have a material effect on the earnings of the Company. Sonoco Products Company accounted for approximately 9% of consolidated gross sales in fiscal 1998. They accounted for approximately 9% and 10% respectively in fiscal years 1997 and 1996. The loss of this customer could have a materially adverse effect on the Company. However, the Company sells several different products to over 25 different Sonoco locations in two operating divisions.

Republic Group Incorporated employs approximately 800 people. Approximately 590 are covered by collective bargaining units with four labor unions. The expirations of current bargaining agreements range from 1999 to 2003. The Company believes its relations with employees are satisfactory.

Operating profit is net sales less operating expenses. Sales between segments are made at approximately market price. Identifiable assets by industry segment are those used in each segment at year-end. Eliminations and other include general corporate assets, principally cash, securities, property and equipment and expenses.

3.        EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an Employee Stock Ownership Plan (the "Plan") for all salaried employees of the Company. They become eligible to participate in the Plan on July 1 following the calendar year in which they are hired. The Plan is a defined contribution stock bonus plan. The Board of Directors of the Company determines if a contribution will be made and the amount of the contribution. The Company is not obligated or required to contribute for any particular year, and there is no guarantee that the Company will make a contribution each year. Effective July 1, 1993 participants are neither required or permitted to make contributions under the Plan. The Company contribution for a particular year is allocated to the Company Stock Account of each participant who is employed on the last day of that plan year and each participant whose employment terminated during that plan year because of death, retirement at or after age 65, or disability. Effective July 1, 1993 the amount allocated to a participant's account shall be determined by the ratio of their compensation paid by the Company for the preceding calendar year to the total compensation paid by the Company during the preceding calendar year to all participants who are entitled to an allocation. The Company does limit the amount of participants compensation used in allocating the contribution. All contributions to the Plan are subject to a vesting schedule based on years of service.

During 1998, 1997 and 1996, the Board of Directors of the Company approved contributions of $320,000, $360,000 and $360,000 respectively, and the compensation expense was recognized in the financial statements. The contributions consisted of common stock issued from treasury shares valued at $320,000 and $360,000 for 1998 and 1997, respectively. The 1996 contribution was a cash contribution.

4.       LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

The Company obtained a $28,000,000 term loan from a commercial bank for the purchase of Halltown Paperboard Company pursuant to a loan agreement dated June 30, 1995. The term loan, which was scheduled to mature in 2002, was paid in full in the fourth quarter of fiscal year 1997. Additionally, on June 30, 1995, the Company signed a loan agreement with a commercial bank for a $7,000,000 line of credit. On May 15, 1998, the Company signed an amendment to increase its existing line of credit to $50,000,000 in order to provide funds primarily for the construction of the recycled paperboard mill in Lawton, Oklahoma until permanent financing could be obtained.

On July 15, 1998, the Company received proceeds from the issuance of $100,000,000 of 9.50% Senior Subordinated Notes (the "Notes") with a maturity date of July 15, 2008. The proceeds from the Notes, along with a new bank credit facility (the "New Credit Facility") of up to $85,000,000 entered into with a bank syndicate on July 15, 1998, will primarily be used to finance the construction of the Lawton mill and for general and corporate purposes including working capital. On July 15, 1998, the Company used a portion of the proceeds from the Notes to repay the outstanding principal balance of the revolving credit facility agreement dated June 30, 1995, which had a balance of $5,950,000 on June 30, 1998, along with accrued interest. Upon repayment, the Company terminated the agreement. The carrying value of the long-term debt approximated its fair value on June 30, 1998. Interest payment dates on the Notes are January 15 and July 15, commencing on January 15, 1999. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 2003, at a redemption price of 104.75% which reduces to 100% on or after July 15, 2005. In addition, prior to July 15, 2001, the Company may redeem up to 35% of the principal amount of the Notes with the net cash proceeds received by the Company from one or more Public Equity Offerings, at a redemption price of 109.50%. The Notes include financial and other covenants of the kind generally included in such indebtedness.

The $85,000,000 New Credit Facility will be used as a revolving line of credit until the earlier of July 15, 2000 or start-up of the Lawton mill. At that time the facility will convert into a term loan with a principal amount of up to $50,000,000 and a revolving credit facility with a $35,000,000 maximum principal amount. After the conversion, the principal of the term loan will amortize over four years with 10% due during the first year, 20% during the second year, 30% during the third year and 40% during the fourth year. The revolving credit facility will mature in four years. Availability under the New Credit Facility is not subject to a borrowing base but is subject to, among other things, a condition that the lenders receive certain assurances that the construction of the Lawton mill is progressing on a satisfactory schedule and within agreed-upon cost parameters. The borrowings under the New Credit Facility will be guaranteed by each of the Company's material subsidiaries and will be secured by a mortgage on the Lawton mill, a pledge of the stock of the Company's subsidiaries and security interests in substantially all other personal property of the Company and its subsidiaries. At such time, if any, as outstanding loans under the New Credit Facility exceed $50,000,000, the lenders may require that all other real property and improvements of the Company and its subsidiaries be mortgaged as security for the New Credit Facility. Outstanding principal amounts on the New Credit Facility bear interest at a variable rate equal to, at the election of the Company, (i) the London Interbank Offered Rate, plus an agreed margin (ranging from 75 to 175 points), which is to be established per annum based upon the Company's leverage ratio or
(ii) the higher of (a) the bank's corporate prime rate and (b) the sum of 1/2 of 1% plus the federal funds rate, plus, in each case, an agreed margin (ranging from 0 to 75 points). Interest payments under the New Credit Facility will be payable quarterly. Under the New Credit Facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to excess cash flow, debt to EBITDA ratio, interest coverage ratio, minimum EBITDA, and limitations on capital expenditures and dividends.

5.       PENSION AND OTHER BENEFIT PLANS

The Company maintains a pension plan (the "Plan") for its hourly employees at its Hutchinson, Kansas paperboard mill. Normal monthly retirement benefits are based on negotiated benefit levels and the employee's years of credited service. Contributions to the Plan, historically, have been based on the maximum tax deductible contribution. The following tables summarize the funded status, components of pension costs and actuarial assumptions.

                                                                                           Years Ended June 30
-----------------------------------------------------------------------------------------------------------------------
                                                                                          1998                 1997
-----------------------------------------------------------------------------------------------------------------------
Actuarial present value of accumulated benefit obligation:
Vested portion                                                                      $   (1,558,000)     $   (1,232,000)
Non-vested portion                                                                         (97,000)           (107,000)
-----------------------------------------------------------------------------------------------------------------------
   Total                                                                                (1,655,000)         (1,339,000)
Effect of future compensation                                                                   --                  --
-----------------------------------------------------------------------------------------------------------------------
Projected benefit obligation                                                            (1,655,000)         (1,339,000)
Fair value of plan assets                                                                1,762,000           1,482,000
-----------------------------------------------------------------------------------------------------------------------
   Excess of fair value of plan assets over projected benefit obligation                   107,000             143,000
Unrecognized obligation at transition                                                       38,000              47,000
Unrecognized prior service costs                                                           284,000             312,000
Unrecognized net gain                                                                     (113,000)           (266,000)
Minimum liability                                                                               --                  --
-----------------------------------------------------------------------------------------------------------------------
   NET PREPAID PENSION COST                                                         $      316,000      $      236,000
-----------------------------------------------------------------------------------------------------------------------

For the year ended June 30, 1996, the following table includes the Commerce City, Colorado pension plan which was terminated on December 31, 1996. The pension plan assets of the Commerce City, Colorado plan were distributed to the participants at termination of the plan. Pension expense included the following components:


                                                                                   Years Ended June 30
--------------------------------------------------------------------------------------------------------------------
                                                                    1998                 1997                 1996
--------------------------------------------------------------------------------------------------------------------
Benefits earned by employees                                 $    54,000          $    45,000           $   46,000

Interest cost on projected benefit obligation                     99,000               85,000              106,000

Actual return on plan assets                                    (155,000)            (115,000)             (86,000)

Net amortization and deferral                                     97,000               65,000               29,000
--------------------------------------------------------------------------------------------------------------------
NET PENSION COST                                             $    95,000          $    80,000           $   95,000
--------------------------------------------------------------------------------------------------------------------
Actuarial assumptions:
--------------------------------------------------------------------------------------------------------------------

Discount rate                                                       7.50%                7.50%                7.75%

Expected return rate                                                   6%                   6%                   6%
--------------------------------------------------------------------------------------------------------------------

The unrecognized prior service costs and unrecognized net gain are being amortized over approximately 15 years. The assets of the Plan at June 30, 1998 were invested primarily in corporate and government bonds, with smaller amounts invested in equities, cash, and cash equivalents.

Effective December 31, 1994, Republic Group Incorporated changed the retirement benefits at its Commerce City, Colorado paperboard mill, resulting in the freezing of benefits under the defined pension plan. This plan terminated December 31, 1996. The Duke, Oklahoma facility employee savings plan was also discontinued on December 31, 1994, and benefits were frozen. All benefits have been paid in accordance with the terms of each plan. These plans were replaced with a voluntary 401(k) Plan (the "401(k) Plan"). Additionally, the same 401(k) Plan was installed at the Company's other facilities excluding the Hutchinson, Kansas paperboard mill. The participants in the 401(k) Plan include eligible employees at the above locations, as well as all salaried employees company-wide. Although there is one 401(k) Plan for all Company locations, there are various employee and employer contribution limits, employer matching percentages, and employer vesting schedules for each location.

Contributions to the 401(k) Plan were:

                                                                                  Years Ended June 30
------------------------------------------------------------------------------------------------------------------------
                                                                        1998                  1997                 1996
------------------------------------------------------------------------------------------------------------------------
401(k) Plan contributions                                        $   493,000          $    499,000         $    422,000
------------------------------------------------------------------------------------------------------------------------

Other employee benefit plans include a Key Employee Continuation Plan to encourage the continued attention and dedication of key employees. A description of the plan is available in the Company's Proxy Statement.

Effective July 1, 1997, the Company adopted the "Republic Group Incorporated Employee Stock Purchase Plan." All salaried and hourly employees are eligible to participate in the plan after meeting the eligibility requirements. Percentage limitations and dollar limitations are in effect for each calendar year. The price per share for which common stock will be sold to participants shall be 90% of the fair market value on the exercise date.

6.       OTHER COMMITMENTS AND CONTINGENT LIABILITIES

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

At this time, the Company has not ascertained the future liability, if any, of the above matters. Environmental expenditures directly related to these matters were $12,000 in fiscal 1998, $11,000 in fiscal 1997, and $3,000 in fiscal 1996.
These costs were included in selling and administrative expenses.

7.    STOCK OPTIONS

Options have been granted to key employees at prices which represent fair market value at dates of grant, have terms ranging from five to ten years and are exercisable at 20% to 25% per year on a cumulative basis beginning one year from date of grant. In addition, some grants are only exercisable if certain Company performance targets are attained. The Company is authorized to grant 1,265,000 shares of common stock to key employees in the 1989 Plan of which 814,000 common shares were unissued as of June 30, 1998, and is authorized to grant 219,000 shares to directors in the Non-Employee Director Plan of which 81,000 common shares were unissued as of June 30, 1998. A summary of transactions for the years ended June 30, 1998, 1997 and 1996 is set forth in the following table:

                                                                                                 Non-Employee
Shares Rounded to Thousands                                     1989 Plan                         Director Plan
-----------------------------------------------------------------------------------------------------------------------
                                                       Number of     Weighted Average    Number of    Weighted Average
Options:                                                 shares       Exercise Price       shares      Exercise Price
-----------------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 1995                             209,000          $   7.56           78,000         $    5.43
-----------------------------------------------------------------------------------------------------------------------
Granted                                                   83,000             10.91               --                --
Cancelled                                                     --                --               --                --
Expired                                                       --                --               --                --
Exercised                                                (37,000)             6.22          (26,000)             4.65
-----------------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 1996                             255,000          $   8.84           52,000         $    5.83
-----------------------------------------------------------------------------------------------------------------------
Granted                                                   95,000             15.23           31,000             14.03
Cancelled                                                (21,000)            10.55               --                --
Expired                                                       --                --               --                --
Exercised                                                (45,000)             7.47          (16,000)             4.65
-----------------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 1997                             284,000          $  11.07           67,000         $    9.86
-----------------------------------------------------------------------------------------------------------------------
Granted                                                  112,000             19.05           15,000             18.94
Cancelled                                                (52,000)            13.73               --                --
Expired                                                       --                --               --                --
Exercised                                                (46,000)             8.94           (1,000)             4.65
-----------------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 1998                             298,000          $  13.95           81,000         $   11.70
-----------------------------------------------------------------------------------------------------------------------
Exercisable options -
June 30, 1996                                             66,000          $   7.72           40,000         $    3.94
June 30, 1997                                             85,000              8.57           36,000              6.32
June 30, 1998                                            106,000             10.07           65,000              9.99
-----------------------------------------------------------------------------------------------------------------------

The range of exercise prices for the year ended June 30, 1998 was $3.41 to $20.76. The weighted average fair value at date of grant for options granted for years ended June 30, 1998, 1997 and 1996 was $5.97, $6.20 and $4.51 per
option, respectively. The fair value of options at grant date was estimated using the Black-Scholes model with the following weighted average assumptions:


                                                                                            Years Ended:
-----------------------------------------------------------------------------------------------------------------------
                                                                     June 30, 1998    June 30, 1997     June 30, 1996
-----------------------------------------------------------------------------------------------------------------------
Risk free interest rate                                                      5.58%            6.21%             6.38%

Expected life                                                              3 years          3 years           3 years

Expected volatility                                                            43%              60%               60%

Dividend yield                                                                1.8%             1.8%              1.8%
-----------------------------------------------------------------------------------------------------------------------



Options have been granted to non-employee directors and do not have fixed terms. These options were not included in the following computation.

The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for the stock options granted in years ended June 30, 1998, 1997 and 1996. Had compensation been determined based on fair value at grant date consistent with the provisions of this statement, the Company's pro forma net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                                                                     Years Ended:
-----------------------------------------------------------------------------------------------------------------------
                                                             June 30, 1998         June 30, 1997         June 30, 1996
-----------------------------------------------------------------------------------------------------------------------
Net income:
     As reported                                            $      17,799         $      19,663         $      14,912
-----------------------------------------------------------------------------------------------------------------------
     Pro forma                                                     17,579                19,455                14,872
-----------------------------------------------------------------------------------------------------------------------
Basic earnings per share:

     As reported                                                     1.52                  1.68                  1.28
-----------------------------------------------------------------------------------------------------------------------
     Pro forma                                                       1.50                  1.66                  1.28
-----------------------------------------------------------------------------------------------------------------------
Diluted earnings per share:
     As reported                                                     1.51                  1.67                  1.27
-----------------------------------------------------------------------------------------------------------------------
     Pro forma                                                       1.49                  1.65                  1.27
-----------------------------------------------------------------------------------------------------------------------

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

8.       INCOME TAXES

The components of the provision for income taxes are:

                                                        1998                      1997                       1996
----------------------------------------------------------------------------------------------------------------------
Current:
   Federal                                       $    7,955,000            $    8,799,000             $    5,329,000
   State                                                812,000                 1,219,000                    947,000
----------------------------------------------------------------------------------------------------------------------
                                                      8,767,000                10,018,000                  6,276,000
----------------------------------------------------------------------------------------------------------------------
Deferred income tax                                   1,616,000                 1,460,000                  2,786,000
----------------------------------------------------------------------------------------------------------------------
Total provision                                  $   10,383,000            $   11,478,000             $    9,062,000
----------------------------------------------------------------------------------------------------------------------

The differences between income taxes computed using the statutory federal income tax rate and that shown in the Consolidated Statements of Income are summarized as follows:

                                                        1998                      1997                       1996
----------------------------------------------------------------------------------------------------------------------
Computed federal tax at statutory rate           $    9,864,000            $   10,899,000             $    8,390,000
State taxes, net of federal tax                         815,000                   792,000                    616,000
benefit
Other                                                  (296,000)                 (213,000)                    56,000
----------------------------------------------------------------------------------------------------------------------
                                                 $   10,383,000            $   11,478,000             $    9,062,000
----------------------------------------------------------------------------------------------------------------------

Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting basis. The Company does not provide for a valuation reserve on deferred tax assets based on the assumption of future taxable income. As of June 30, 1998 and 1997, deferred tax assets (liabilities) as determined under the provisions of SFAS No. 109, were comprised of the following:

                                                                                      June 30, 1998     June 30, 1997
----------------------------------------------------------------------------------------------------------------------
Gross deferred tax liability:
   Depreciation/amortization                                                        $  (11,475,000)     $   (9,838,000)
Gross deferred tax assets:
   Employee benefit accruals                                                               215,000             177,000
   Accounts receivable reserves                                                            258,000             262,000
   Other accrued reserves                                                                  124,000             137,000
----------------------------------------------------------------------------------------------------------------------
      Gross deferred assets                                                                597,000             576,000
----------------------------------------------------------------------------------------------------------------------
Deferred tax assets valuation reserve                                                        --                  --
----------------------------------------------------------------------------------------------------------------------
Net deferred tax liability                                                          $  (10,878,000)     $   (9,262,000)
----------------------------------------------------------------------------------------------------------------------

9.       EARNINGS PER SHARE

Effective October 1, 1997, the Company adopted SFAS No. 128, "Earnings Per Share" and all periods prior to October 1, 1997 have been restated to conform with the requirements of SFAS No. 128. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of shares and the number of equivalent shares assumed outstanding under the Company's stock-based compensation plans. Diluted earnings per share are computed as follows:

                                                                     Years Ended June 30
----------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                Income                    Shares          Per Share Amount
----------------------------------------------------------------------------------------------------------------------
1998
Basic earnings per share                          $    17,799                    11,705                $     1.52
Effects of dilutive securities-options                     --                        93                      (.01)
----------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                        $    17,799                    11,798                $     1.51
----------------------------------------------------------------------------------------------------------------------
1997
Basic earnings per share                          $    19,663                    11,698                $     1.68
Effects of dilutive securities-options                     --                        97                      (.01)
----------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                        $    19,663                    11,795                $     1.67
----------------------------------------------------------------------------------------------------------------------
1996
Basic earnings per share                          $    14,912                    11,640                $     1.28
Effects of dilutive securities options                     --                        96                      (.01)
----------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                        $    14,912                    11,736                $     1.27
----------------------------------------------------------------------------------------------------------------------


Options to purchase 10,541 shares of common stock at the price of $20.763 were outstanding for the year ended June 30, 1998. Options to purchase 90,750 shares of common stock at the price of $15.228 were outstanding for the year ended June 30, 1997. Options to purchase 11,550 shares of common stock at the price of $12.61 were outstanding for the year ended June 30, 1996. These shares were not included in the diluted earnings per share because the options exercise price was greater than the average market price of the common shares for the above periods.

10.      STOCK DIVIDEND

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

11.      SELECTED QUARTERLY FINANCIAL DATA

The following tabulation presents selected unaudited results of operations for the years ended June 30, 1998 and 1997:



(in thousands, except per share amounts):                                    Quarters Ended
----------------------------------------------------------------------------------------------------------------------
                                                          Sept. 30         Dec. 31          Mar. 31          June 30
----------------------------------------------------------------------------------------------------------------------
1998
Gross sales                                          $      37,002    $     37,430     $     37,018     $     37,177
Less freight and discounts                                   5,113           5,001            5,105            5,123
----------------------------------------------------------------------------------------------------------------------
Net sales                                            $      31,889    $     32,429     $     31,913     $     32,054
----------------------------------------------------------------------------------------------------------------------
Operating profit                                     $       6,886    $      6,353     $      6,809     $      6,957
Net income                                                   4,326           3,967            4,236            5,270
Basic earnings per share                                      0.37            0.34             0.36             0.45
Diluted earnings per share                                    0.37            0.34             0.36             0.45
----------------------------------------------------------------------------------------------------------------------
1997
Gross sales                                          $      33,880    $     36,286     $     35,747     $     38,321
Less freight and discounts                                   4,876           5,317            5,019            5,325
----------------------------------------------------------------------------------------------------------------------
Net sales                                            $      29,004    $     30,969     $     30,728     $     32,996
----------------------------------------------------------------------------------------------------------------------
Operating profit                                     $       8,244    $      7,921     $      7,432     $      8,159
Net income                                                   5,019           4,929            4,676            5,039
Basic earnings per share                                      0.43            0.42             0.40             0.43
Diluted earnings per share                                    0.43            0.42             0.40             0.43
----------------------------------------------------------------------------------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Republic Group Incorporated:

We have audited the accompanying consolidated balance sheets of Republic Group Incorporated (a Delaware corporation) and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Republic Group Incorporated and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.



                                       ARTHUR ANDERSEN LLP

Dallas, Texas
July 31, 1998

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



Phil Simpson                           Doyle R. Ramsey
Chairman of the Board                  Executive Vice President and
and President                          Chief Financial Officer
August 28, 1998                        August 28, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Registrant's proxy statement for the annual meeting of the stockholders to be held on October 22, 1998 sets forth certain information with respect to the directors of the Registrant and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Item 4A of Part I of this report and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.
The sections entitled "Executive Compensation" and "Compensation of Directors" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on October 22, 1998 sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
There is incorporated herein by reference the information in the Company's 1998 Proxy Statement regarding beneficial ownership of shares of the Company's Common Stock as of August 28, 1998 by each person known by the Company to own beneficially more than 5% of the outstanding shares of such Common Stock, by each director of the Company, and by certain executive officers of the Company and by all directors and executive officers as a group under the caption "Security Ownership".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information under the captions "Election of Directors" in the Company's 1998 Proxy Statement is incorporated herein by reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
         (a)      1.       Financial Statements
See Index to Financial Statements and Schedules of Registrant contained in Item 8, page 25.

                  2.       Financial Statement Schedules
See Index to Financial Statements and Schedules of Registrant contained in Item 8, page 25.

                  3. The following documents are filed or incorporated by reference as exhibits to this Report as required by Item 601 of Regulation S-K:

         3(a) Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, SEC File Number 1-7210).

         3(b) Bylaws of the Company, as amended (incorporated by reference to Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, SEC File Number 1-7210).

         4(a) Revolving and Term Credit Agreement (with related Promissory Notes, Security Agreement, Mortgage, Deed of Trust and Guaranties attached as Exhibits hereto) dated as of June 30, 1995, among Republic Gypsum Company, Republic Paperboard Company, and Republic Paperboard Company of West Virginia and Boatmen's First National Bank of Kansas City (incorporated by reference to Exhibit 4(i) of the Company's Current Report on Form 8-K filed July 17, 1995, SEC File Number 1-7210).

         4(b) Amendments One, Two and Three to Revolving and Term Credit Agreement, in reference to the Company's name change from Republic Gypsum Company to Republic Group Incorporated and to extend the Revolving Credit Agreement one year (incorporated by reference to Exhibit 4(b) to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, SEC File Number 1-7210).

         4(c) Fourth Amendment to Loan Documents dated as of April 28, 1998, in reference to increasing the Revolving Credit Promissory Note principal amount to $50,000,000 and to extend the revolving credit facility one year, (incorporated by reference to Exhibit 4(c) to the Company's Registration Statement on Form S-4 filed September 11, 1998, SEC File Number 1-7210).

         4(d) Credit Agreement (with related forms of Note, Pledge Agreement, Security Agreement, Mortgage, and Subsidiary Guarantee attached as Exhibits hereto) dated as of July 15, 1998, among the Company, Morgan Guaranty Trust Company of New York, as Syndication Agent and NationsBank, N.A., as Administrative Agent, and the Banks and LC Issuing Banks, as defined therein, (incorporated by reference to Exhibit 99(a) to the Company's Current Report on Form 8-K filed September 11, 1998, SEC File Number 1-7210).

         4(e) Indenture dated as of July 15, 1998 between the Company and UMB Bank, N.A., as Trustee, relating to the Company's 9 1/2% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 99(b) to the Company's Current Report on Form 8-K dated September 11, 1998, SEC File Number 1-7210).

         4(f) Registration Rights Agreement dated July 15, 1998, among the Company, J.P. Morgan Securities, Inc., Dain Rauscher Wessels, a division of Dain Rauscher Incorporated, and A.G. Edwards & Sons, Inc., (incorporated by reference to Exhibit 4(f) to the Company's Registration Statement on Form S-4 filed September 11, 1998, SEC File Number 1-7210).

         10(a) The 1989 Long-Term Incentive Plan (As Restated and Amended Effective August 16, 1996) (incorporated by reference to
                  Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, SEC File Number 1-7210).

         10(b) Non-Employee Director Stock Option Plan (As Amended Effective August 16, 1996) (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, SEC File Number 1-7210).

         10(c) Non-Employee Directors' Retirement Compensation Arrangement (incorporated by reference to the description set forth under the caption "Executive Compensation - Director Retirement Compensation Arrangement" in the Company's Proxy Statement for the Annual Meeting of Stockholders held October 26, 1989, SEC File Number 1-7210).

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

         10(f)    Key Employee Continuation Plan (incorporated by reference to
                  Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, SEC File Number 1-7210).

         10(g) Paperboard Supply Agreement, dated May 14, 1998, between the Company, Republic Paperboard Company and James Hardie Gypsum, Inc. (incorporated by reference to Exhibit 99(c) to the Company's Current Report on Form 8-K, dated September 11, 1998, SEC File Number 1-7210). Portions of this Exhibit were omitted pursuant to a request for confidential treatment filed with the Office of the Secretary of the Commission.

         10(h) Amended and Restated Agreement for Engineering, Procurement and Construction dated as of June 26, 1998 between Republic Paperboard Company and Fluor Daniel, Inc. relating to the Lawton mill (incorporated by reference to Exhibit 99(d) to the Company's Current Report on Form 8-K, dated September 11, 1998, SEC File Number 1-7210). Portions of this Exhibit were omitted pursuant to a request for confidential treatment filed with the Office of the Secretary of the Commission.

         10(i) Amended and Restated Parent Company Guarantee effective as of June 26, 1998 from the Company to Fluor Daniel, Inc. relating to the Lawton mill (incorporated by reference to Exhibit 99(e) to the Company's Current Report on Form 8-K, dated September 11, 1998, SEC File Number 1-7210).

         21       Significant Subsidiaries of the Registrant.

         23       Consent of Independent Public Accountants.

         24       Power of Attorney on Page 45 of this Report.

         27       Financial Data Schedule.

(b)      Reports on Form 8-K.

         The Company filed a Form 8-K, dated May 20, 1998 (date of earliest event reported), and filed May 28, 1998, announcing that its Board of Directors had approved plans to build and operate a new, 100% recycled paperboard mill with annual capacity exceeding 220,000 tons in Lawton, Oklahoma. In connection with the Lawton mill announcement, the Company announced that James Hardie Gypsum, Inc. had signed a long-term contract for a significant portion of the Lawton mill's output. Additionally, the Company signed the Fourth Amendment to Loan Documents with NationsBank, N.A. increasing the Company's line of credit to $50,000,000. The Form 8-K includes Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

         The Company filed a Form 8-K, dated June 22, 1998 (date of earliest event reported), and filed June 26, 1998, announcing that Stephen L. Gagnon, Executive Vice President since September 1992, had died on June 19, 1998 from complications during treatment for leukemia. The Form 8-K includes Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

         The Company filed a Form 8-K, dated July 15, 1998 (date of earliest event reported), and filed July 17, 1998, announcing $100,000,000 principal amount of its 9 1/2% Senior Subordinated Notes due 2008 were sold in a private transaction pursuant to Rule 144A under the Securities Act of 1933. The Form 8-K includes Item 5, Other Events, and
         Item 7, Financial Statements and Exhibits.

         The Company filed a Form 8-K, dated July 17, 1998 (date of earliest event reported), and filed July 20, 1998, announcing that a new credit facility of up to $85,000,000 in aggregate principal amount was entered into by the Company with a bank syndicate. The Company additionally announced it had entered into an agreement with Fluor Daniel, Inc. for the design and construction of the Lawton Mill and released additional details with respect to the long-term supply contract with James Hardie Gypsum, Inc. The Form 8-K includes Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

         The Company filed a Form 8-K, dated May 14, 1998 (date of earliest event reported) and filed September 11, 1998, pursuant to which the following exhibits were voluntarily filed: (i) the Paperboard Supply Agreement among the Company, Republic Paperboard Company and James Hardie Gypsum, Inc., dated May 14, 1998 (ii) the Amended and Restated Agreement for Engineering, Procurement and Construction entered into as of June 26, 1998 between Republic Paperboard Company and Fluor Daniel, Inc. relating to the Lawton mill, (iii) the Amended and Restated Parent Company Guarantee effective as of June 26, 1998 from the Company to Fluor Daniel, Inc. relating to the Lawton mill, (iv) the Indenture dated as of July 15, 1998 between the Company and UMB Bank, N.A. as trustee relating to the Company's 9 1/2% Senior Subordinated Notes due 2008, and (v) the $85,000,000 Credit Agreement dated July 15, 1998 among the Company, Morgan Guaranty Trust Company of New York, as Syndication Agent, NationsBank, N.A., as Administrative Agent, and the Banks and LC Issuing Banks, as defined therein. The Form 8-K includes
         Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each of the undersigned directors and officers of Republic Group Incorporated hereby constitutes Phil Simpson and Doyle R. Ramsey his true and lawful attorneys-in-fact and agents, for his and in his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Annual Report on Form 10-K, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has fully caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    September 4, 1998

                                       REPUBLIC GROUP INCORPORATED


                                       By:       /s/ Phil Simpson
                                                 -----------------------------
                                                 Phil Simpson, Chairman of the
                                                 Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


            Signature                                Title                                    Date
            ---------                                -----                                    ----


/s/ PHIL SIMPSON                            Chairman of the Board,                      September 4, 1998
------------------------------------        President and Director
Phil Simpson                                (principal executive
                                            officer)


/s/ DOYLE R. RAMSEY                         Executive Vice President and                September 4, 1998
------------------------------------        Chief Financial Officer
Doyle R. Ramsey                             (principal financial officer)


/s/ MICHAEL W. DIRKS                        Vice President - Finance                    September 4, 1998
------------------------------------        (principal accounting officer)
Michael W. Dirks


/s/ C. WILLIAM CLAYPOOL                     Director                                    September 8, 1998
------------------------------------
C. William Claypool


/s/ BERT A. NELSON                          Director                                    September 8, 1998
------------------------------------
Bert A. Nelson


/s/ TALBOT RAIN                             Director                                    September 8, 1998
------------------------------------
Talbot Rain


/s/ GERALD L. RAY                           Director                                    September 8, 1998
------------------------------------
Gerald L. Ray


/s/ ROBERT F. SEXTON                        Director                                    September 8, 1998
------------------------------------
Robert F. Sexton


/s/ L. L. WALLACE                           Director                                    September 8, 1998
------------------------------------
L. L. Wallace


/s/ DAVID B. YARBROUGH                      Director                                    September 8, 1998
------------------------------------
David B. Yarbrough

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To:    The Stockholders and Board of Directors of
       Republic Group Incorporated

We have audited in accordance with generally accepted auditing standards the consolidated financial statements of Republic Group Incorporated and subsidiaries included in this Form 10-K and have issued our report thereon dated July 31, 1998. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts and Reserves, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                       ARTHUR ANDERSEN LLP

Dallas, Texas
July 31, 1998



                                     S-1

                           REPUBLIC GROUP INCORPORATED
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    Years ended June 30, 1996, 1997, and 1998



                                               Additions Charged to
                     Balance at            ----------------------------                              Balance
                     beginning             Cost and           Other                                  at end
                      of year              expenses          accounts        Deductions (A)          of year
                     ----------            ---------       ------------      --------------          --------
1996:
Allowance for
 doubtful
 accounts             $614,000             $   1,000       $        --         $ (18,000)            $633,000
                      ========             =========       ============        =========             ========

1997:
Allowance for
 doubtful
 accounts             $633,000             $ 117,000       $        --         $  (2,000)            $748,000
                      ========             =========       ============        =========             ========

1998:
Allowance for
 doubtful
 accounts             $748,000             $     --        $        --         $ (67,000)            $681,000
                      ========             =========       ============        =========             ========



(A) Uncollectible accounts charged off, net of recoveries.

                                INDEX TO EXHIBITS


        Exhibit
         Number                         Description

           21             Significant Subsidiaries of the Registrant

           23             Consent of Independent Public Accountants

           27             Financial Data Schedule