Form 10-Q
period 1998-09-30
REPUBLIC GROUP INC
filed 1998-11-13
CIK 83226

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

(Mark One)
  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

On November 6, 1998, there were 11,762,436 shares of the registrant's Common Stock, $1.00 par value outstanding.

                           REPUBLIC GROUP INCORPORATED

                                    FORM 10-Q
                                Quarterly Report

                  For The Three Months Ended September 30, 1998


                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Reference is made to pages 2 through 8 containing certain consolidated financial statements of Registrant in accordance with Part I of Form 10-Q.

                  The consolidated financial statements include the accounts of Republic Group Incorporated and its wholly owned subsidiaries (collectively referred to as the "Company").

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
Quarters Ended September 30, 1998 and 1997 (Unaudited)

                                                                                     1998                    1997
                                                                              -----------             -----------
Gross sales                                                                   $38,196,000             $37,002,000

Less freight and discounts                                                      5,011,000               5,113,000
                                                                              -----------             -----------

Net sales                                                                      33,185,000              31,889,000

Costs and expenses:
     Cost of sales                                                             22,586,000              21,383,000
     Selling and administrative expenses                                        4,523,000               3,620,000
                                                                              -----------             -----------
                                                                               27,109,000              25,003,000
                                                                              -----------             -----------

Operating profit                                                                6,076,000               6,886,000

Other income (expense), net                                                      (776,000)                 91,000
                                                                              -----------             -----------

Income before income taxes                                                      5,300,000               6,977,000

Provision for income taxes                                                      2,015,000               2,651,000
                                                                              -----------             -----------
NET INCOME                                                                    $ 3,285,000             $ 4,326,000
                                                                              ===========             ===========

Basic earnings per share                                                      $      0.28             $      0.37
                                                                              ===========             ===========

Basic weighted average shares outstanding                                      11,748,000              11,685,000
                                                                              ===========             ===========

Diluted earnings per share                                                    $      0.28             $      0.37
                                                                              ===========             ===========

Diluted weighted average shares outstanding                                    11,827,000              11,808,000
                                                                              ===========             ===========

See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
September 30, 1998 and June 30, 1998

                                                                     September 30, 1998          June 30, 1998
                                                                     ---------------             -------------
                                                                       (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                            $ 75,645,000              $  1,124,000
   Accounts receivable, net                                               13,883,000                14,611,000
   Income tax refunds receivable                                             247,000                   652,000
   Inventories:
     Finished goods                                                        2,340,000                 2,621,000
     Raw materials and supplies                                            5,697,000                 5,829,000
                                                                        ------------              ------------
                                                                           8,037,000                 8,450,000
   Prepaid expenses and other                                                735,000                   851,000
   Deferred income taxes                                                     597,000                   597,000
                                                                        ------------              ------------
     TOTAL CURRENT ASSETS                                                 99,144,000                26,285,000

Property, plant and equipment, at cost                                   173,304,000               151,503,000
   Less accumulated depreciation, amortization
     and depletion                                                        55,253,000                53,683,000
                                                                        ------------              ------------
                                                                         118,051,000                97,820,000
Unamortized debt issue costs                                               4,789,000                   291,000
Other assets                                                               1,080,000                 1,079,000
                                                                        ------------              ------------
TOTAL ASSETS                                                            $223,064,000              $125,475,000
                                                                        ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Accounts payable                                                     $  8,392,000              $ 10,632,000
   Accrued payroll and employee benefits                                   2,650,000                 2,919,000
   Income taxes payable                                                    1,616,000                        --
   Accrued interest payable                                                2,004,000                        --
   Other current liabilities                                               1,660,000                 1,710,000
                                                                        ------------              ------------
     TOTAL CURRENT LIABILITIES                                            16,322,000                15,261,000
Long-term debt due after one year                                        100,000,000                 5,950,000
Deferred income taxes                                                     11,475,000                11,475,000
Other long-term liabilities                                                  610,000                   610,000

STOCKHOLDERS' EQUITY:
   Common stock, $1 par value                                             11,765,000                11,749,000
   Additional paid-in capital                                             28,287,000                28,096,000
   Retained earnings                                                      54,764,000                52,544,000
   Less: Treasury stock, at cost, 8,000 shares at
     September 30, and 10,000 shares at June 30.                            (159,000)                 (210,000)
                                                                        ------------              ------------
     TOTAL STOCKHOLDERS' EQUITY                                           94,657,000                92,179,000
                                                                        ------------              ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $223,064,000              $125,475,000
                                                                        ============              ============

See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 1998 and 1997 (Unaudited)

                                                                          1998               1997
                                                                 -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                  $   3,285,000      $   4,326,000
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation, depletion and amortization                    2,095,000          1,806,000
         Non-cash compensation expense                                   3,000                 --
         Loss on sale of assets                                        112,000                 --
         Changes in current assets and liabilities:
              Accounts receivable                                     (272,000)           452,000
              Income tax refunds receivable                            405,000            273,000
              Inventories                                              413,000           (475,000)
              Prepaid expenses                                         116,000            146,000
              Accounts payable and accrued liabilities              (2,509,000)        (1,342,000)
              Income taxes payable                                   1,616,000          2,651,000
              Accrued interest payable                               2,004,000                 --
         Other assets and liabilities                                  (51,000)            21,000
                                                                 -------------      -------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                       7,217,000          7,858,000
                                                                 -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                    (22,350,000)        (3,726,000)
     Proceeds from sale of property, plant and equipment                32,000                 --
     Proceeds from life insurance policy                             1,000,000                 --
     Purchases of investments                                               --         (5,665,000)
     Proceeds from sale of investments                                      --          1,171,000
                                                                 -------------      -------------
     NET CASH USED BY INVESTING ACTIVITIES                         (21,318,000)        (8,220,000)
                                                                 -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid                                                 (1,058,000)        (1,052,000)
     Net payments under lines of credit                             (5,950,000)                --
     Proceeds from issuance of senior subordinated notes           100,000,000                 --
     Payments for debt issue costs                                  (4,618,000)                --
     Proceeds from stock options exercised including related
         tax benefits                                                  207,000             20,000
     Issuance of common treasury stock                                  41,000                 --
                                                                 -------------      -------------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES               88,622,000         (1,032,000)
                                                                 -------------      -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                74,521,000         (1,394,000)

Cash and cash equivalents at beginning of year                       1,124,000          1,436,000
                                                                 -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  75,645,000      $      42,000
                                                                 =============      =============



See accompanying notes.

REPUBLIC GROUP INCORPORATED
Notes to Consolidated Financial Statements
September 30, 1998 and 1997 (Unaudited)

(1) In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, to fairly present the Company's financial position as of September 30, 1998, and the results of operations and cash flows for the periods ended September 30, 1998 and 1997. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K as of June 30, 1998.

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

                                                              For the Three Months Ended
                                 -----------------------------------------------------------------------------------
                                            September 30, 1998                         September 30, 1997
                                 ----------------------------------------    ---------------------------------------
                                         (in thousands)                             (in thousands)
                                    Income         Shares       Per-Share      Income         Shares       Per-Share
                                  Numerator      Denominator      Amount     Numerator      Denominator      Amount
                                 -----------     -----------    ---------    ---------      -----------    --------
           Basic earnings
             per share           $     3,285         11,748     $    .28     $   4,326           11,685     $   .37

           Effects of dilutive
             securities-options           --             79           --            --              123          --
                                 -----------         ------     --------     ---------           ------     -------
           Diluted earnings
             per share           $     3,285         11,827     $    .28     $   4,326           11,808     $   .37
                                 -----------         ------     --------     ---------           ------     -------


          All periods prior to October 1, 1997 have been restated to conform with the requirements of SFAS No. 128.

          Options to purchase 116,300 shares of common stock at prices ranging from $18.875 to $20.7625 were outstanding for the three months ended September 30, 1998. These shares were not included in the diluted earnings per share because the options exercise price was greater than the average market price of the common shares for the above periods.

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

          In October 1997, the West Virginia Division of Environmental Quality (the "DEQ") filed a complaint against Republic Paperboard of West Virginia (the "West Virginia Subsidiary") in the Circuit Court of Jefferson County, West Virginia. The complaint alleged that the West Virginia Subsidiary violated and continued to violate an order entered into between the West Virginia Subsidiary and the DEQ on January 17, 1995. It further alleged that the West Virginia Subsidiary violated and continued to violate certain provisions of its wastewater discharge permit. The West Virginia Subsidiary has negotiated an agreement with the DEQ to settle the complaint for a $25,000 payment to the DEQ. This settlement has been finalized and approved by the court.

(4) Reclassification: Certain prior year balances have been reclassified to conform with current year presentation.

(5) Subsequent Event: On October 22, 1998, the Board of Directors of the Company declared a quarterly cash dividend of $0.09 per share of common stock to be paid on December 15, 1998 to stockholders of record on November 30, 1998. Dividend payments will total approximately $1,059,000.

(6) Income Taxes: The provisions for income taxes are based on estimated annual effective tax rates, which differ from the federal statutory rates principally due to state income taxes and certain non-deductible expenses.

(7) Long Term Debt: On July 15, 1998, the Company received proceeds from the issuance of $100,000,000 of 9.5% Senior Subordinated Notes (the "Notes") with a maturity date of July 15, 2008. The proceeds from the Notes, along with a new bank credit facility of up to $85,000,000 entered into with a bank syndicate on July 15, 1998, will be used primarily to finance the construction of the Lawton, Oklahoma recycled paperboard mill and for general and corporate purposes including working capital. On July 15, 1998, the Company used a portion of the proceeds from the Notes to repay the outstanding principal balance of a then existing revolving credit facility dated as of June 30, 1995 (as amended) with NationsBank, N.A., along with accrued interest. Upon repayment, the Company ended the NationsBank, N.A. revolving credit facility. Absent prepayment or extension by mutual agreement, the revolving credit facility would have expired on June 30, 1999. Outstanding balances under the facility bore interest at a rate equal to LIBOR plus an agreed margin (ranging from 50 to 150 basis points) or the bank lender's prime rate less 0.75%.

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

          The $85,000,000 new credit facility will be used as a revolving line of credit until the conversion date. The conversion date is defined as the earlier of July 15, 2000 or start-up of the Lawton mill. At that time the facility will convert into a term loan with a principal amount of up to $50,000,000 and a revolving credit facility with a $35,000,000 maximum principal amount. After the conversion, the principal of the term loan will amortize over four years with 10% due during the first year, 20% during the second year, 30% during the third year and 40% during the fourth year. The revolving credit facility will mature in four years. Availability under the new credit facility is not subject to a borrowing base but is subject to, among other things, a condition that the lenders receive certain assurances that the construction of the Lawton mill is progressing on a satisfactory schedule and within agreed-upon cost parameters. The borrowings under the new credit facility are guaranteed by each of the Company's material subsidiaries and are secured by a mortgage on the Lawton mill, a pledge of stock of the Company's subsidiaries and security interests in substantially all other personal property of the Company and its subsidiaries. At such time, if any, as outstanding loans under the new credit facility exceed $50,000,000, the lenders may require that other real property and improvements of the Company and its subsidiaries be mortgaged as security for the new credit facility. Outstanding principal amounts on the new credit facility bear interest at a variable rate equal to, at the election of the Company, (i) the London Interbank Offered Rate, plus an agreed margin (ranging from 75 to 175 points), which is to be established annually based upon the Company's leverage ratio or (ii) the higher of (a) the bank's corporate prime rate and (b) the sum of 1/2 of 1% plus the federal funds rate, plus, in each case, an agreed margin (ranging from 0 to 75 points). Interest payments under the new credit facility will be payable quarterly. Under the new credit facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to excess cash flow, debt to EBITDA ratio, interest coverage ratio, minimum EBITDA, and limitations on capital expenditures and dividends. The Company may pay cash dividends and/or redeem its stock in aggregate amounts of not more than (a) $5,300,000 in each fiscal year ending on or before the conversion date, (b) $5,500,000 in each of the first and second fiscal years ending after the conversion date, and (c) $6,000,000 in each of the third and fourth fiscal years ending after the conversion date. The new credit facility does not restrict the transfer of funds to the parent by the subsidiaries.

(8) Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

QUARTERS
ENDED SEPTEMBER 30 (Unaudited)                   1998                                         1997

                             -------------------------------------------   -------------------------------------------

                               Gypsum    Recycled   Elim's.                 Gypsum    Recycled   Elim's.
                             Wallboard  Paperboard And Other Consolidated  Wallboard Paperboard  And Other Consolidated
                             ---------  ---------  --------   ----------   --------  ---------   --------  -----------
Shipment Units:
Wallboard (MSF)                138,955                           138,955    143,143                            143,143
Recycled paperboard(Tons)                  46,316    (4,630)      41,686                48,048     (6,515)      41,533
Recovered paper fiber(Tons)                42,779   (20,378)      22,401                38,730    (16,568)      22,162
                             ---------  ---------  ---------  ----------   --------  ---------   --------  -----------

Gross Sales (in Thousands):
Gypsum wallboard             $  19,634  $          $          $   19,634   $ 18,316  $           $         $    18,316
Recycled paperboard                        16,953                 16,953                16,841                  16,841
Recovered paper fiber                       2,935    (1,327)       1,608                 3,679     (1,835)       1,844
Intrasegment fiber sales                   (1,327)    1,327           --                (1,835)     1,835           --
Intersegment paperboard sales               1,694    (1,694)          --                 2,488     (2,488)          --
Other                                                     1            1                                1            1
                             ---------  ---------  --------   ----------   --------  ---------   --------  -----------
Gross Sales                     19,634     20,255    (1,693)      38,196     18,316     21,173     (2,487)      37,002
Less freight and discounts       3,655      1,356        --        5,011      3,878      1,235         --        5,113
                             ---------  ---------  --------   ----------   --------  ---------   --------  -----------
Net sales                    $  15,979  $  18,899  $ (1,693)  $   33,185   $ 14,438  $  19,938   $ (2,487) $    31,889
                             ---------  ---------  --------   ----------   --------  ---------   --------  -----------
Operating profit             $   6,440  $   1,706  $ (2,070)  $    6,076   $  6,102  $   2,385   $ (1,601) $     6,886
Identifiable assets             52,473     84,931    85,660      223,064     30,696     62,887     11,420      105,003
Capital expenditures             8,576     13,652       122       22,350      2,246      1,308        172        3,726
Depreciation, depletion and
   amortization                    486      1,290       319        2,095        373      1,253        180        1,806
                             ---------  ---------  --------   ----------   --------  ---------   --------  -----------


The Company's operations within the gypsum industry consist of the manufacture and sale of gypsum wallboard. Operations within the paperboard industry consist of (i) the manufacture and sale of recycled paperboard to the gypsum industry and other paperboard converters which manufacture composite cans, cores, tubes and other packaging products, and (ii) the collection and sale of recovered paper fiber. The Company's gypsum wallboard operations are located in Duke, Oklahoma. The Company's primary markets for gypsum wallboard are Texas, Oklahoma, Colorado and Kansas with additional secondary emphasis in the midwestern and southeastern regions of the United States. The Company operates recycled paperboard mills in Hutchinson, Kansas, Commerce City, Colorado, and Halltown, West Virginia and is in the process of constructing a recycled paperboard mill in Lawton, Oklahoma which is expected to be completed at the end of calendar year 1999. The Company's primary markets for recycled paperboard are generally within a 600 mile radius of the facilities. The Company operates reclaimed paper fiber recycling centers in Kansas City, Missouri, Topeka, Kansas, and Denver, Colorado with the corresponding markets within a 600 mile radius of the centers.

Republic Group Incorporated employs approximately 830 people, approximately 615 of whom are covered by collective bargaining units with four labor unions. The expirations of current bargaining agreements range from 1999 to 2003. The Company believes its relations with employees are satisfactory.

Operating profit is net sales less operating expenses. Sales between segments are made at approximately market price. Identifiable assets by industry segment are those used in each segment at period-end. Eliminations and other include general corporate assets, principally cash, securities, property and equipment and expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarters ended September 30, 1998 and 1997

          Consolidated Results. Consolidated net income was $3,285,000 or $0.28 diluted earnings per share on record net sales of $33,185,000 for the first quarter ended September 30, 1998. This compares to consolidated net income of $4,326,000 or $0.37 diluted earnings per share on net sales of $31,889,000 for the first quarter ended September 30, 1997.

          The 4% increase in consolidated net sales from the 1997 quarter to the 1998 quarter was primarily attributable to a 14% increase in gypsum wallboard selling prices. The selling price increase was partially offset by a 3% reduction in gypsum wallboard shipments. The decrease in wallboard shipments from the 1997 quarter resulted mainly from manufacturing interruptions caused by construction of the second production line at the Duke, Oklahoma wallboard plant. Both shipments to unaffiliated customers and net selling prices of recycled paperboard were essentially unchanged from the 1997 quarter to the 1998 quarter. The 24% decline in consolidated net income from the 1997 quarter to the 1998 quarter resulted primarily from poor operating profits at the Company's Halltown, West Virginia paperboard mill and an $867,000 net increase in other expense. Substantially all of the change in other expense was related to an increase in net interest expense. The Company is permitted to capitalize only the interest expense associated with actual capital expenditures as construction of the Lawton, Oklahoma paperboard mill and Duke, Oklahoma wallboard plant expansion progress. The Company's selling and administrative costs as a percentage of net sales increased from 11.4% in the 1997 quarter to 13.6% in the 1998 quarter. This was due primarily to the need to increase the management and support staff in anticipation of the startup of the second production line at the Duke plant and in connection with the construction of the Lawton mill.

          Gypsum Wallboard Segment Results. Operating profits of the gypsum wallboard segment increased 6% from the 1997 quarter to the 1998 quarter. Net sales for the segment increased 11% compared to the 1997 quarter primarily due to a 14% increase in gypsum wallboard selling prices. A portion of the increase in net sales was offset by an 18% increase in per unit operating costs for the segment. The increase in per unit operating costs relate to inefficiencies attributable to operating the Duke plant while effecting the changes necessary to add the second production line and adding and training new employees for the new production line.

          Recycled Paperboard Segment Results. Operating profits of the recycled paperboard segment decreased 28% from the 1997 quarter to the 1998 quarter principally due to poor operating results at the Halltown mill. Although the segment's gypsum-grade paperboard shipments, including inter-company shipments to the Duke wallboard plant, increased 10% from the September 1997 quarter, non gypsum-grade paperboard shipments decreased 11%. Total paperboard shipments, including inter-company shipments, decreased 4% from the 1997 quarter, primarily due to factors affecting the Halltown mill. Shipments from the Halltown mill, which produces only non gypsum-grade paperboard, decreased 11% from the September 1997 quarter. The primary factors contributing to the decline in shipments from the Halltown mill were a general slowdown in business for the types of non gypsum-grade paperboard products produced and a later start in the usual demand for a seasonal paperboard product. While there was also a slight decrease in demand for certain types of non gypsum-grade paperboard products produced at the Hutchinson mill, the Company was able to offset this decrease with increased shipments of gypsum-grade paperboard products at that mill. Operating profits from the Hutchinson mill increased slightly from the September 1997 quarter. Operating profits from the Commerce City mill, which produces principally gypsum-grade paperboard products, were also slightly higher than the same quarter one year ago. Per unit material costs of recycled paperboard, principally reclaimed paper fiber, decreased approximately 20% from the 1997 quarter. The decrease in per unit material costs was partially offset by higher per unit utility costs, primarily natural gas, and a 10% increase in manufacturing overhead costs, principally related to repair and maintenance costs exceeding similar costs in the 1997 quarter. All of the Company's paperboard mills took varying amounts of scheduled downtime in the September 1998 quarter for annually scheduled repairs and maintenance and installation of capital projects.

Expansion Projects

          Duke, Oklahoma Wallboard Plant. The Company is currently in the process of adding a second production line at its Duke, Oklahoma wallboard plant. The second production line is expected to be operational by the end of calendar year 1998 and is estimated to ultimately increase the annual capacity of the plant from 570 million square feet to 1.2 billion square feet. The Company estimates the expansion of the Duke plant will total approximately $26,000,000 for production equipment improvements and approximately $5,000,000 for the purchase of 80 additional railcars. Nearly all of the new railcars have been received with the remainder to be delivered throughout November, 1998. The 80 additional railcars will increase the Company's fleet to 155 railcars.

          Lawton, Oklahoma Recycled Paperboard Mill. On May 20, 1998, the Company announced its intent to construct and operate a recycled paperboard mill in Lawton, Oklahoma. The Lawton mill will be used primarily for the production of gypsum-grade recycled paperboard. Construction commenced on June 29, 1998. The Lawton mill is expected to have a productive capacity of 220,000 tons annually, which will approximately double the Company's current recycled paperboard capacity. Management estimates that the Lawton mill will cost approximately $160,000,000 to $170,000,000 including related working capital requirements and capitalized interest. Construction of the mill continues to be on schedule with commercial production anticipated to begin in the first quarter of calendar year 2000.

Year 2000 Compliance

          The Company uses a number of computer software programs, operating systems, and types of equipment with computer chips in its internal operations, including applications used in the Company's financial business systems, manufacturing processes and administrative functions. To the extent that the programs, operating systems, and equipment contain source code or computer chips that are unable to interpret appropriately the upcoming calendar year 2000, some level of modification or possible replacement will be necessary. The costs necessary to modify or replace the items mentioned above, or the interruption of administrative or manufacturing processes resulting from compliance failure, may have a material adverse effect on the Company's business and financial condition or its results of operations.

          The Company has appointed a team of employees to address the year 2000 issue. The Company is following a six-step process evaluating critical software, operating systems and equipment for year 2000 compliance-awareness, inventory, assessment, remediation, testing, and risk management (contingency planning). Currently, the Company is in the assessment phase with some remediation and testing taking place. The inventory phase is substantially complete. The Company does not yet have a contingency plan in place to deal with the most reasonably likely worst-case scenario. The Company will begin devising its contingency plan in the first quarter of calendar year 1999. The Company has established a goal of July 1, 1999 for completing the entire process. The Company has received a certification from the vendor of its financial and payroll software that such software is year 2000 compliant. However, this software will be analyzed by the same processes outlined above.

          To date, expenses associated with year 2000 compliance have been minimal. However, from fiscal 1995 through the present, the Company, in its normal course of business, replaced substantially all of its business systems hardware and software. The Company estimates expenditures of approximately $300,000 in fiscal year 1999 and approximately $200,000 in fiscal year 2000 for periodic, scheduled upgrades of hardware and software as well as a portion for year 2000 compliance. The Company believes that internally generated cash together with proceeds from the new credit facility will be sufficient to fund these expenditures.

          Furthermore, there can be no assurance that the Company's customers and suppliers are, or will be, year 2000 compliant. The Company believes the most reasonably likely worst-case year 2000 scenario would be the failure of key customers to achieve year 2000 compliance, resulting in the loss of sales to such customers for an indefinite period of time. Currently, the Company is not aware of any customers that are not year 2000 compliant. In order to address the potential non-compliance with the year 2000 by the Company's customers and suppliers, the Company is in the process of distributing and collecting questionnaires to its customers and vendors asking them to respond with their year 2000 plans. Until this process is substantially complete, the Company will not be in a position to fully assess its year 2000 risks.

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

          In October 1997, the West Virginia Division of Environmental Quality (the "DEQ") filed a complaint against Republic Paperboard of West Virginia (the "West Virginia Subsidiary") in the Circuit Court of Jefferson County, West Virginia. The complaint alleged that the West Virginia Subsidiary violated and continued to violate an order entered into between the West Virginia Subsidiary and the DEQ on January 17, 1995. It further alleged that the West Virginia Subsidiary violated and continued to violate certain provisions of its wastewater discharge permit. The West Virginia Subsidiary has negotiated an agreement with the DEQ to settle the complaint for a $25,000 payment to the DEQ. This settlement has been finalized and approved by the court.

Liquidity and Capital Resources

          The following is a summary of certain financial statistics related to the liquidity of the Company at September 30, 1998, and at June 30, 1998.

                                                                September 30, 1998       June 30, 1998
                                                                ------------------       -------------
Cash, cash equivalents and investments                           $      75,645,000       $   1,124,000
Working capital                                                  $      82,822,000       $  11,024,000
Ratio of current assets to current liabilities                               6.1:1               1.7:1


          On July 15, 1998, the Company received proceeds from the issuance of $100,000,000 of 9.5% Senior Subordinated Notes (the "Notes") with a maturity date of July 15, 2008. The proceeds from the Notes, along with a new bank credit facility of up to $85,000,000 entered into with a bank syndicate on July 15, 1998, will be used primarily to finance the construction of the Lawton, Oklahoma recycled paperboard mill and for general and corporate purposes including working capital. On July 15, 1998, the Company used a portion of the proceeds from the Notes to repay the outstanding principal balance of a then existing revolving credit facility dated as of June 30, 1995 (as amended) with NationsBank, N.A., along with accrued interest. Upon repayment, the Company ended the NationsBank, N.A. revolving credit facility. Absent prepayment or extension by mutual agreement, the revolving credit facility would have expired on June 30, 1999. Outstanding balances under the facility bore interest at a rate equal to LIBOR plus an agreed margin (ranging from 50 to 150 basis points) or the bank lender's prime rate less 0.75%.

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

          The $85,000,000 new credit facility will be used as a revolving line of credit until the conversion date. The conversion date is defined as the earlier of July 15, 2000 or start-up of the Lawton mill. At that time the facility will convert into a term loan with a principal amount of up to $50,000,000 and a revolving credit facility with a $35,000,000 maximum principal amount. After the conversion, the principal of the term loan will amortize over four years with 10% due during the first year, 20% during the second year, 30% during the third year and 40% during the fourth year. The revolving credit facility will mature in four years. Availability under the new credit facility is not subject to a borrowing base but is subject to, among other things, a condition that the lenders receive certain assurances that the construction of the Lawton mill is progressing on a satisfactory schedule and within agreed-upon cost parameters. The borrowings under the new credit facility are guaranteed by each of the Company's material subsidiaries and are secured by a mortgage on the Lawton mill, a pledge of stock of the Company's subsidiaries and security interests in substantially all other personal property of the Company and its subsidiaries. At such time, if any, as outstanding loans under the new credit facility exceed $50,000,000, the lenders may require that other real property and improvements of the Company and its subsidiaries be mortgaged as security for the new credit facility. Outstanding principal amounts on the new credit facility bear interest at a variable rate equal to, at the election of the Company, (i) the London Interbank Offered Rate, plus an agreed margin (ranging from 75 to 175 points), which is to be established annually based upon the Company's leverage ratio or (ii) the higher of (a) the bank's corporate prime rate and (b) the sum of 1/2 of 1% plus the federal funds rate, plus, in each case, an agreed margin (ranging from 0 to 75 points). Interest payments under the new credit facility will be payable quarterly. Under the new credit facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to excess cash flow, debt to EBITDA ratio, interest coverage ratio, minimum EBITDA, and limitations on capital expenditures and dividends. The new credit facility does not restrict the transfer of funds to the parent by the subsidiaries.

          The Company generated $7,217,000 of net cash from operations and received proceeds of $100,000,000 from the issuance of the Notes in the September 1998 quarter. These additions to cash were partially used to fund $22,350,000 of capital expenditures, $4,618,000 of debt issue costs, $1,058,000 of dividends and repayment of the $5,950,000 principal balance under the old revolving credit facility in the September 1998 quarter. Capital expenditures relating to the construction of the Lawton mill and Duke plant expansion were approximately $12,700,000 and $7,500,000 respectively during the quarter. Management continues to estimate that the Lawton mill will cost, including capitalized interest and related working capital requirements, approximately $160,000,000 to $170,000,000. The Company estimates that capital expenditures for fiscal 1999 will total approximately $145,500,000, including approximately $122,000,000 on the Lawton mill, $13,000,000 to complete the expansion of the Duke plant and the purchase of related railcars and an additional $10,500,000 to be used principally for equipment upgrades at all facilities. The Company estimates that it will spend $30,000,000 to $40,000,000 in fiscal year 2000 to complete the Lawton mill and to provide working capital for the mill. The new credit facility imposes limits on the Company's ability to make capital expenditures, but the Company believes that those limits will not prevent it from implementing its capital expenditure program.

          The Company believes that the net proceeds from the Notes and the $85,000,000 made available under the new credit facility together with cash generated by operations will be sufficient to (i) complete the construction of the Lawton mill, (ii) fund the other capital expenditure requirements identified above, (iii) fund the Company's working capital requirements including interest payments, (iv) pay dividends to stockholders and (v) fund other general and corporate requirements.

          On October 22, 1998, the Board of Directors of the Company declared a quarterly cash dividend of $.09 per share of common stock to be paid on December 15, 1998 to stockholders of record on November 30, 1998. Dividend payments will total approximately $1,059,000. Quarterly dividends historically have been paid in September, December, March and June. The schedule and payment of cash dividends is subject to the approval of the Company's Board of Directors. The new credit facility and the Indenture impose limits on the Company's ability to pay dividends, but the Company does not anticipate that such limits will prevent the payment of dividends at historical levels. In most cases, the limits imposed by the new credit facility are the most restrictive. Under those limits, the Company may pay cash dividends and/or redeem its stock in aggregate amounts of not more than (a) $5,300,000 in each fiscal year ending on or before the conversion date, (b) $5,500,000 in each of the first and second fiscal years ending after the conversion date, and (c) $6,000,000 in each of the third and fourth fiscal years ending after the conversion date.

Forward-Looking Statements

          Certain matters discussed in this Securities and Exchange Commission Report on Form 10-Q may constitute forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are based on current expectations and entail various risks and uncertainties that cause actual results to differ materially from those contemplated by the forward-looking statements due to a number of factors, including general economic conditions, competition, market acceptance of selling price increases, raw material costs, facility fuel costs, timely completion and successful operation thereafter of the on-going capital projects at the Company's Duke, Oklahoma wallboard plant and the Lawton, Oklahoma recycled paperboard mill, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

              In October 1997, the West Virginia Division of Environmental Quality (the "DEQ") filed a complaint against Republic Paperboard of West Virginia (the "West Virginia Subsidiary") in the Circuit Court of Jefferson County, West Virginia. The complaint alleged that the West Virginia Subsidiary violated and continued to violate an order entered into between the West Virginia Subsidiary and the DEQ on January 17, 1995. It further alleged that the West Virginia Subsidiary violated and continued to violate certain provisions of its wastewater discharge permit. The West Virginia Subsidiary has negotiated an agreement with the DEQ to settle the complaint for a $25,000 payment to the DEQ. This settlement has been finalized and approved by the court.

Item 2.       Changes in Securities

              Not applicable.

Item 3.       Defaults Upon Senior Securities

              Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

              The Company held its Annual Meeting of Stockholders on October 22, 1998. The votes cast on each item in order of the listing in the Proxy was as follows:

              1.   Election of Directors
                                                 Votes                  Votes To                       Broker
                                                 -----                  --------                       ------
                                                  For               Withhold Authority                Non-Votes
                                               ---------            ------------------                ---------
                    C. William Claypool        9,718,631                   28,441                         0
                    Bert A. Nelson             9,723,523                   23,549                         0
                    Talbot Rain                9,707,431                   39,641                         0
                    Gerald L. Ray              9,719,448                   27,624                         0
                    Robert F. Sexton           9,723,523                   23,549                         0
                    Phil Simpson               9,725,223                   21,849                         0
                    L. L. Wallace              9,710,057                   37,015                         0
                    David B. Yarbrough         9,710,057                   37,015                         0


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

                  The Company filed a Form 8-K, dated May 14, 1998 (date of earliest event reported) and filed September 11, 1998, pursuant to which the following exhibits were voluntarily filed: (i) the Paperboard Supply Agreement among the Company, Republic Paperboard Company and James Hardie Gypsum, Inc., dated May 14, 1998, (ii) the Amended and Restated Agreement for Engineering, Procurement and Construction entered into as of June 26, 1998 between Republic Paperboard Company and Fluor Daniel, Inc. relating to the Lawton mill, (iii) the Amended and Restated Parent Company Guarantee effective as of June 26, 1998 from the Company to Fluor Daniel, Inc. relating to the Lawton mill, (iv) the Indenture dated as of July 15, 1998 between the Company and UMB Bank, N.A. as trustee relating to the Company's 9 1/2% Senior Subordinated Notes due 2008, and
                  (v) the $85,000,000 Credit Agreement dated July 15, 1998 among the Company, Morgan Guaranty Trust Company of New York, as Syndication Agent, NationsBank, N.A., as Administrative Agent, and the Banks and LC Issuing Banks, as defined therein. The Form 8-K includes Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   REPUBLIC GROUP INCORPORATED


November 13, 1998                                  /s/ Doyle R. Ramsey
                                                   ------------------
                                                   Doyle R. Ramsey
                                                   Executive Vice President and
                                                   Chief Financial Officer


November 13, 1998                                  /s/ Michael W. Dirks
                                                   -------------------
                                                   Michael W. Dirks
                                                   Vice President - Finance and
                                                   Chief Accounting Officer

                                INDEX TO EXHIBITS


Exhibit                           Description
-------                           -----------
   27       Article 5 of Regulation S-X-Financial Data Schedule