Form 10-Q
period 1998-12-31
REPUBLIC GROUP INC
filed 1999-02-11
CIK 83226

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


        (Mark One)
            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       OR

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ........... to ...........
                          Commission file number 1-7210

                           REPUBLIC GROUP INCORPORATED
                           ---------------------------
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

On January 31, 1999, there were 11,774,261 shares of the registrant's Common Stock, $1.00 par value outstanding.

                           REPUBLIC GROUP INCORPORATED

                                    FORM 10-Q
                                Quarterly Report

           For The Three Months and Six Months Ended December 31, 1998


                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Reference is made to pages 2 through 10 containing certain consolidated financial statements of Registrant in accordance with Part I of Form 10-Q.

                  The consolidated financial statements include the accounts of Republic Group Incorporated and its wholly owned subsidiaries (collectively referred to as the "Company").

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
Quarters Ended December 31, 1998 and 1997 (Unaudited)

                                                    1998              1997
                                                ------------      ------------
Gross sales ..................................  $ 36,722,000      $ 37,430,000

Less freight and discounts ...................     4,477,000         5,001,000
                                                ------------      ------------

Net sales ....................................    32,245,000        32,429,000

Costs and expenses:
     Cost of sales ...........................    20,992,000        22,054,000
     Selling and administrative expenses .....     4,620,000         4,022,000
                                                ------------      ------------
                                                  25,612,000        26,076,000
                                                ------------      ------------

Operating profit .............................     6,633,000         6,353,000

Other income (expense), net ..................      (539,000)           44,000
                                                ------------      ------------

Income before income taxes ...................     6,094,000         6,397,000

Provision for income taxes ...................     2,316,000         2,430,000
                                                ------------      ------------

NET INCOME ...................................  $  3,778,000      $  3,967,000
                                                ============      ============

Basic earnings per share .....................  $       0.32      $       0.34
                                                ============      ============

Basic weighted average shares outstanding ....    11,764,000        11,697,000
                                                ============      ============

Diluted earnings per share ...................  $       0.32      $       0.34
                                                ============      ============

Diluted weighted average shares outstanding ..    11,829,000        11,803,000
                                                ============      ============

See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended December 31, 1998 and 1997 (Unaudited)

                                                    1998              1997
                                                ------------      ------------
Gross sales ..................................  $ 74,918,000      $ 74,432,000

Less freight and discounts ...................     9,488,000        10,114,000
                                                ------------      ------------

Net sales ....................................    65,430,000        64,318,000

Costs and expenses:
     Cost of sales ...........................    43,578,000        43,437,000
     Selling and administrative expenses .....     9,143,000         7,642,000
                                                ------------      ------------
                                                  52,721,000        51,079,000
                                                ------------      ------------

Operating profit .............................    12,709,000        13,239,000

Other income (expense), net ..................    (1,315,000)          135,000
                                                ------------      ------------

Income before income taxes ...................    11,394,000        13,374,000

Provision for income taxes ...................     4,331,000         5,081,000
                                                ------------      ------------

NET INCOME ...................................  $  7,063,000      $  8,293,000
                                                ============      ============

Basic earnings per share .....................  $       0.60      $       0.71
                                                ============      ============

Basic weighted average shares outstanding ....    11,757,000        11,691,000
                                                ============      ============

Diluted earnings per share ...................  $       0.60      $       0.70
                                                ============      ============

Diluted weighted average shares outstanding ..    11,832,000        11,798,000
                                                ============      ============

See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
December 31, 1998 and June 30, 1998

                                                                                       December 31, 1998    June 30, 1998
                                                                                       -----------------    -------------
                                                                                          (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .......................................................     $  48,659,000      $   1,124,000
   Accounts receivable, net ........................................................        12,239,000         14,611,000
   Income tax refunds receivable ...................................................           249,000            652,000
   Inventories:
     Finished goods ................................................................         2,976,000          2,621,000
     Raw materials and supplies ....................................................         6,359,000          5,829,000
                                                                                         -------------      -------------
                                                                                             9,335,000          8,450,000
   Prepaid expenses and other ......................................................           460,000            851,000
   Deferred income taxes ...........................................................           597,000            597,000
                                                                                         -------------      -------------
     TOTAL CURRENT ASSETS ..........................................................        71,539,000         26,285,000
Property, plant and equipment, at cost .............................................       207,492,000        151,503,000
   Less accumulated depreciation, amortization
     and depletion .................................................................        57,229,000         53,683,000
                                                                                         -------------      -------------
                                                                                           150,263,000         97,820,000
Unamortized debt issue costs .......................................................         5,094,000            291,000
Other assets .......................................................................         1,076,000          1,079,000
                                                                                         -------------      -------------
TOTAL ASSETS .......................................................................     $ 227,972,000      $ 125,475,000
                                                                                         -------------      -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ................................................................     $   8,399,000      $  10,632,000
   Accrued payroll and employee benefits ...........................................         2,898,000          2,919,000
   Income taxes payable ............................................................         1,142,000                 --
   Accrued interest payable ........................................................         4,399,000                 --
   Other current liabilities .......................................................         1,648,000          1,710,000
                                                                                         -------------      -------------
     TOTAL CURRENT LIABILITIES .....................................................        18,486,000         15,261,000
Long-term debt due after one year ..................................................       100,000,000          5,950,000
Deferred income taxes ..............................................................        11,475,000         11,475,000
Other long-term liabilities ........................................................           556,000            610,000

STOCKHOLDERS' EQUITY:
   Common stock, $1 par value ......................................................        11,772,000         11,749,000
   Additional paid-in capital ......................................................        28,317,000         28,096,000
   Retained earnings ...............................................................        57,454,000         52,544,000
   Less:  Treasury stock, at cost, 4,000 shares at
      December 31, and 10,000 shares at June 30  ...................................           (88,000)          (210,000)
                                                                                         -------------      -------------
     TOTAL STOCKHOLDERS' EQUITY ....................................................        97,455,000         92,179,000
                                                                                         -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................................     $ 227,972,000      $ 125,475,000
                                                                                         =============      =============

See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 1998 and 1997 (Unaudited)

                                                                  1998               1997
                                                             -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ...........................................  $   7,063,000      $   8,293,000
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation, depletion and amortization .........      4,334,000          3,685,000
         Non-cash compensation expense ....................          3,000                 --
         Deferred income taxes ............................             --            541,000
         Loss on sale of assets ...........................        142,000             25,000
         Changes in current assets and liabilities:
              Accounts receivable .........................      1,372,000            441,000
              Income tax refunds receivable ...............        403,000            (21,000)
              Inventories .................................       (885,000)          (778,000)
              Prepaid expenses ............................        391,000            190,000
              Accounts payable and accrued liabilities ....     (2,254,000)        (1,052,000)
              Income taxes payable ........................      1,142,000           (203,000)
              Accrued interest payable ....................      4,399,000                 --
         Other assets and liabilities .....................       (113,000)            (2,000)
                                                             -------------      -------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ............     15,997,000         11,119,000
                                                             -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment ...........    (56,688,000)        (8,710,000)
     Proceeds from sale of property, plant and equipment ..         62,000             17,000
     Proceeds from life insurance policy ..................      1,000,000                 --
     Purchases of investments .............................             --         (6,865,000)
     Proceeds from sale of investments ....................             --          6,470,000
                                                             -------------      -------------
     NET CASH USED BY INVESTING ACTIVITIES ................    (55,626,000)        (9,088,000)
                                                             -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid .......................................     (2,117,000)        (2,105,000)
     Net payments under lines of credit ...................     (5,950,000)                --
     Proceeds from issuance of senior subordinated notes ..    100,000,000                 --
     Payments for debt issue costs ........................     (5,097,000)                --
     Issuance of common treasury stock ....................         85,000             31,000
     Proceeds from exercised stock options ................        243,000            141,000
                                                             -------------      -------------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES .....     87,164,000         (1,933,000)
                                                             -------------      -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS .................     47,535,000             98,000

Cash and cash equivalents at beginning of year ............      1,124,000          1,436,000
                                                             -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................  $  48,659,000      $   1,534,000
                                                             =============      =============


See accompanying notes.

REPUBLIC GROUP INCORPORATED
Notes to Consolidated Financial Statements
December 31, 1998 and 1997 (Unaudited)

(1) In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, to fairly present the Company's financial position as of December 31, 1998, and the results of operations and cash flows for the periods ended December 31, 1998 and 1997. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K as of June 30, 1998.

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

                                                            For the Three Months Ended
           ---------------------------------------------------------------------------------------------------------
                                           December 31, 1998                          December 31, 1997
           ---------------------------------------------------------------------------------------------------------
                                      (in thousands)          Per-Share          (in thousands)          Per-Share
                                  Income         Shares         Amount       Income         Shares         Amount
           ---------------------------------------------------------------------------------------------------------
           Basic earnings
              per share        $     3,778           11,764   $     .32   $     3,967           11,697     $     .34

           Effects of
             dilutive
             securities-options        --                65          --            --              106            --
                               -------------------------------------------------------------------------------------

           Diluted earnings
             per share         $     3,778           11,829   $     .32   $     3,967           11,803     $     .34
           ---------------------------------------------------------------------------------------------------------

                                                             For the Six Months Ended
           ---------------------------------------------------------------------------------------------------------
                                           December 31, 1998                          December 31, 1997
           ---------------------------------------------------------------------------------------------------------
                                      (in thousands)          Per-Share          (in thousands)          Per-Share
                                  Income         Shares         Amount       Income         Shares         Amount
           ---------------------------------------------------------------------------------------------------------
           Basic earnings
             per share         $     7,063           11,757   $     .60   $     8,293           11,691     $     .71

           Effects of
             dilutive
             securities-options        --                75          --            --              107          (.01)
                               -------------------------------------------------------------------------------------

           Diluted earnings
             per share         $     7,063           11,832   $     .60   $     8,293           11,798     $     .70
           ---------------------------------------------------------------------------------------------------------

         All periods prior to October 1, 1997 have been restated to conform with the requirements of SFAS No. 128.

         Options to purchase 162,061 shares of common stock at prices ranging from $16.36 to $20.76 were outstanding for the three months ended December 31, 1998. Options to purchase 155,175 shares of common stock at prices ranging from $18.00 to $20.76 were outstanding for the six months ended December 31, 1998. Options to purchase 10,541 shares of common stock at the price of $20.76 were outstanding for the three months and six months ended December 31, 1997. These shares were not included in the diluted earnings per share due to the options exercise price being greater than the average market price of the common shares for the above periods.

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

(5) Subsequent Event: On January 26, 1999, the Board of Directors of the Company declared a quarterly cash dividend of $0.09 per share of common stock to be paid on March 15, 1999 to stockholders of record on February 26, 1999. Dividend payments will total approximately $1,060,000.

(6) Income Taxes: The provisions for income taxes are based on estimated annual effective tax rates, which differ from the federal statutory rates principally due to state income taxes and certain non-deductible expenses.

(7) Long Term Debt: On July 15, 1998, the Company received proceeds from the issuance of $100,000,000 of 9.5% Senior Subordinated Notes (the "Notes") with a maturity date of July 15, 2008. The proceeds from the sale of the Notes, along with a new bank credit facility of up to $85,000,000 entered into with a bank syndicate on July 15, 1998, will be used primarily to finance the construction of the Lawton, Oklahoma recycled paperboard mill and for general and corporate purposes including working capital. On July 15, 1998, the Company used a portion of the proceeds from the sale of the Notes to repay the outstanding principal balance of a then existing revolving credit facility dated as of June 30, 1995 (as amended) with NationsBank, N.A., along with accrued interest. Upon repayment, the Company ended the NationsBank, N.A. revolving credit facility. Outstanding balances under the facility bore interest at a rate equal to LIBOR plus an agreed margin (ranging from 50 to 150 basis points) or the bank lender's prime rate less 0.75%.

         Interest payment dates on the Notes are January 15 and July 15, and commenced on January 15, 1999. Each interest payment will be $4,750,000. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 2003, at a redemption price of 104.75% which reduces to 100% on or after July 15, 2005. In addition, prior to July 15, 2001, the Company may redeem up to 35% of the principal amount of the Notes with the net cash proceeds received by the Company from one or more Public Equity Offerings, at a redemption price of 109.50%. The Notes include financial and other covenants of the kind generally included in such indebtedness.

         The $85,000,000 new credit facility will be used as a revolving line of credit until the conversion date. The conversion date is defined as the earlier of July 15, 2000 or start-up of the Lawton mill. At that time the facility will convert into a term loan with a principal amount of up to $50,000,000 and a revolving credit facility with a $35,000,000 maximum principal amount. After the conversion, the principal of the term loan will amortize over four years with 10% due during the first year, 20% during the second year, 30% during the third year and 40% during the fourth year. The revolving credit facility will mature in four years. Availability under the new credit facility is not subject to a borrowing base but is subject to, among other things, a condition that the lenders receive certain assurances that the construction of the Lawton mill is progressing on a satisfactory schedule and within agreed-upon cost parameters. The borrowings under the new credit facility are guaranteed by each of the Company's material subsidiaries and are secured by a mortgage on the Lawton mill, a pledge of stock of the Company's subsidiaries and security interests in substantially all other personal property of the Company and its subsidiaries. At such time, if any, as outstanding loans under the new credit facility exceed $50,000,000, the lenders may require that other real property and improvements of the Company and its subsidiaries be mortgaged as security for the new credit facility. Outstanding principal amounts on the new credit facility bear interest at a variable rate equal to, at the election of the Company, (i) the London Interbank Offered Rate, plus an agreed margin (ranging from 75 to 175 points), which is to be established annually based upon the Company's leverage ratio or (ii) the higher of (a) the bank's corporate prime rate and (b) the sum of 1/2 of 1% plus the federal funds rate, plus, in each case, an agreed margin (ranging from 0 to 75 points). Interest payments under the new credit facility will be payable quarterly. Under the new credit facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to excess cash flow, debt to EBITDA ratio, interest coverage ratio, minimum EBITDA, and limitations on capital expenditures and dividends. The Company may pay cash dividends and/or redeem its stock in aggregate amounts of not more than (a) $5,300,000 in each fiscal year ending on or before the conversion date, (b) $5,500,000 in each of the first and second fiscal years ending after the conversion date, (c) $6,000,000 in each of the third and fourth fiscal years ending after the conversion date, and (d) without limitation thereafter. The new credit facility does not restrict the transfer of funds to the parent by the subsidiaries.

(8) Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The following is the Company's segment information for the quarters and six months ended December 31, 1998 and 1997.

QUARTERS (Unaudited)                               1998                                            1997
----------------------------------------------------------------------------------------------------------------------------
                               Gypsum    Recycled    Elim.'s                   Gypsum    Recycled    Elim.'s
                             Wallboard  Paperboard  And Other  Consolidated  Wallboard  Paperboard  And Other  Consolidated
----------------------------------------------------------------------------------------------------------------------------
Shipments in units:
Wallboard (MSF)                132,339                             132,339     144,948                               144,948
Recycled paperboard (Tons)                 45,618     (5,591)       40,027                 45,228     (5,332)         39,896
Recovered paper fiber (Tons)               43,901    (20,825)       23,076                 35,594     (16,677)        18,917
----------------------------------------------------------------------------------------------------------------------------

Gross sales (in thousands):
Gypsum wallboard             $  19,328  $          $           $    19,328   $  19,081   $          $           $     19,081
Recycled paperboard                        15,982                   15,982                 16,836                     16,836
Recovered paper fiber                       2,521    (1,111)         1,410                  3,111     (1,601)          1,510
Intrasegment fiber sales                   (1,111)    1,111             --                 (1,601)     1,601              --
Intersegment paperboard
  sales                                     2,076    (2,076)            --                  2,106     (2,106)             --
Other                                                     2              2                                 3               3
----------------------------------------------------------------------------------------------------------------------------
Gross sales                     19,328     19,468    (2,074)        36,722      19,081     20,452     (2,103)         37,430
Less freight and discounts       3,534        943        --          4,477       3,802      1,199         --           5,001
----------------------------------------------------------------------------------------------------------------------------
Net sales                    $  15,794  $  18,525  $ (2,074)   $    32,245   $  15,279   $ 19,253   $ (2,103)   $     32,429
----------------------------------------------------------------------------------------------------------------------------
Operating profit             $   6,183  $   2,300  $ (1,850)   $     6,633   $   6,449   $  1,615   $ (1,711)   $      6,353
----------------------------------------------------------------------------------------------------------------------------

SIX MONTHS (Unaudited)                              1998                                            1997
----------------------------------------------------------------------------------------------------------------------------
                               Gypsum    Recycled    Elim.'s                   Gypsum    Recycled    Elim.'s
                             Wallboard  Paperboard  And Other  Consolidated  Wallboard  Paperboard  And Other  Consolidated
----------------------------------------------------------------------------------------------------------------------------
Shipments in units:
Wallboard (MSF)                271,294                             271,294     288,091                               288,091
Recycled paperboard (Tons)                 91,934     (10,221)      81,713                 93,276     (11,846)        81,430
Recovered paper fiber (Tons)               86,680     (41,203)      45,477                 74,324     (33,245)        41,079
----------------------------------------------------------------------------------------------------------------------------

Gross sales (in thousands):
Gypsum wallboard             $  38,962  $           $          $    38,962   $  37,396  $           $            $    37,396
Recycled paperboard                        32,936                   32,936                 33,677                     33,677
Recovered paper fiber                       5,456      (2,438)       3,018                  6,791      (3,436)         3,355
Intrasegment fiber sales                   (2,438)      2,438           --                 (3,436)      3,436             --
Intersegment paperboard
 sales                                      3,770      (3,770)          --                  4,593      (4,593)            --
Other                                                       2            2                                  4              4
----------------------------------------------------------------------------------------------------------------------------
Gross sales                     38,962     39,724      (3,768)      74,918      37,396     41,625      (4,589)        74,432
Less freight and discounts       7,188      2,301          (1)       9,488       7,679      2,434           1         10,114
----------------------------------------------------------------------------------------------------------------------------
Net sales                    $  31,774  $  37,423   $  (3,767) $    65,430   $  29,717  $  39,191   $  (4,590)   $    64,318
----------------------------------------------------------------------------------------------------------------------------
Operating profit             $  12,623  $   4,007   $  (3,921) $    12,709   $  12,551  $   3,999   $  (3,311)   $    13,239
Identifiable assets             58,187    109,274      60,511      227,972      33,690     63,304       9,054        106,048
Capital Expenditures            15,932     40,472         284       56,688       5,503      2,694         513          8,710
Depreciation, depletion &
 amortization                    1,025      2,617         692        4,334         773      2,544         368          3,685
----------------------------------------------------------------------------------------------------------------------------

The Company's operations within the gypsum segment consist of the manufacture and sale of gypsum wallboard. Operations within the paperboard segment consist of (i) the manufacture and sale of recycled paperboard to the gypsum industry and other paperboard converters which manufacture composite cans, cores, tubes and other packaging products, and (ii) the collection and sale of recovered paper fiber. The Company's gypsum wallboard operations are located in Duke, Oklahoma. The Company's primary markets for gypsum wallboard are Texas, Oklahoma, Colorado and Kansas with additional secondary emphasis in the midwestern and southeastern regions of the United States. The Company operates recycled paperboard mills in Hutchinson, Kansas, Commerce City, Colorado, and Halltown, West Virginia and is in the process of constructing a recycled paperboard mill in Lawton, Oklahoma. The Lawton mill is expected to be completed at the end of calendar year 1999. The Company's primary markets for recycled paperboard generally lie within a 600 mile radius of each facility. The Company operates reclaimed paper fiber recycling centers in Kansas City, Missouri, Topeka, Kansas, and Denver, Colorado. The Company's primary markets for reclaimed paper fiber generally lie within a 600 mile radius of the centers.

Republic Group Incorporated employs approximately 870 people, approximately 635 of whom are covered by collective bargaining units with four labor unions. The expirations of current bargaining agreements range from 1999 to 2003. The Company believes its relations with employees are satisfactory.

Operating profit is net sales less operating expenses. Sales between segments are made at approximately market price. Identifiable assets by industry segment are those used in each segment at period-end. Eliminations and other include general corporate assets, principally cash, securities, property and equipment and expenses.

(9) The following components are included in other income (expense), net:

                                           Quarters Ended                   Six Months Ended
                                             December 31                      December 31
                                           --------------                   ----------------
                                        1998             1997            1998             1997
                                    -----------      -----------     -----------      -----------
Interest expense                    $(2,778,000)     $        --     $(4,872,000)     $    (1,000)
     Less:  Capitalized portion       1,461,000               --       2,064,000               --
                                    -----------      -----------     -----------      -----------
Net interest expense                 (1,317,000)              --      (2,808,000)          (1,000)
Interest income                         783,000           36,000       1,594,000           97,000
Miscellaneous income (expense)           (5,000)           8,000        (101,000)          39,000
                                    -----------      -----------     -----------      -----------
Other income (expense), net         $  (539,000)     $    44,000     $(1,315,000)     $   135,000
                                    ===========      ===========     ===========      ===========

Components of interest expense include interest associated with the Senior Subordinated Notes and Bank Credit Facility, commitment fees based on the unused portion of the Bank Credit Facility and amortization of debt issue costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Quarters Ended December 31, 1998 and 1997. Consolidated net income was $3,778,000, or $0.32 per diluted share, on net sales of $32,245,000 for the second quarter ended December 31, 1998. This compares to consolidated net income of $3,967,000, or $0.34 per diluted share, on net sales of $32,429,000 for the same quarter one year ago.

         Consolidated operating profits increased 4% from the December 1997 quarter, principally due to a 42% improvement in operating profits posted by the Company's paperboard segment. This improvement resulted primarily from a 24% decline in per unit costs of raw materials, mainly reclaimed paper fiber, experienced by the Company's recycled paperboard mills. A 5% decline in net selling prices of recycled paperboard from the December 1997 quarter to the December 1998 quarter negatively impacted operating profits in the paperboard segment. Shipments of recycled paperboard increased 1%, compared to the December 1997 quarter.

         Operating profits for the Company's gypsum wallboard segment declined 4% from the December 1997 quarter, primarily due to a 9% decline in shipments and a 19% increase in per unit operating costs. The increase in operating costs and the reduction in shipments were substantially caused by inefficiencies in operating the gypsum wallboard plant while constructing the second production line at the Company's plant in Duke, Oklahoma. Unit production costs were also adversely affected by the addition and training of new employees for the second production line. Although shipments decreased due to the production constraints related to the construction activity, demand for gypsum wallboard remains strong. This is reflected by a 13% increase in net selling prices from the December 1997 quarter to the December 1998 quarter.

         Consolidated net income was negatively impacted by a $570,000 increase in net interest expense, net of interest income, associated with the $100,000,000 Senior Subordinated Notes issued in July 1998. Proceeds from the sale of these notes are being used primarily to fund the on-going construction of the Company's new recycled paperboard mill in Lawton, Oklahoma. The Company's selling and administrative costs as a percent of net sales increased from 12% in the December 1997 quarter to 14% in the December 1998 quarter. This was chiefly due to an increase in management and support staff related to the Company's expansion projects at the Duke plant and the Lawton mill.

         Six Months Ended December 31, 1998 and 1997. Consolidated net income for the six months ended December 31, 1998 was $7,063,000, or $0.60 per diluted share, on net sales of $65,430,000. This compares to consolidated net income of $8,293,000, or $0.70 per diluted share, on net sales of $64,318,000 for the same period in 1997.

         Results for the six months ended December 31, 1998 were affected by factors similar to those affecting the quarter. The 2% increase in consolidated net sales resulted primarily from a 14% increase in gypsum wallboard net selling prices. However, this increase was partially offset by both a 6% decrease in wallboard shipments and a slight decrease in recycled paperboard shipments. Consolidated operating profits decreased 4% from the six months ended December 1997 primarily due to an 18% increase in unallocated corporate overhead expenses. This increase in corporate overhead expenses resulted mainly from an increase in management and support staff related to the Company's expansion projects. Operating profits for both the gypsum and recycled paperboard segments were similar to those recorded for the six months ended December 31, 1997. A $1,310,000 increase in net interest expense, net of interest income, was the most significant factor contributing to the 15% decrease in consolidated net income when comparing the two periods.

Expansion Projects

         Duke, Oklahoma Gypsum Wallboard Plant. In late January of 1999, the Company began simultaneous operation of both production lines at the Duke plant. After a ramp-up period, the annual capacity of the plant will ultimately increase from 570 million to 1.2 billion square feet.

         Lawton, Oklahoma Recycled Paperboard Mill. Construction of the Company's new recycled paperboard mill in Lawton, Oklahoma continues on schedule with commercial production anticipated to begin in the first quarter of calendar year 2000. The Lawton mill will be used primarily for the production of gypsum-grade recycled paperboard and is expected to have an annual productive capacity of 220,000 tons. The addition of the Lawton mill will essentially double the Company's current recycled paperboard capacity. Management estimates that the Lawton mill will cost approximately $170,000,000 including related working capital requirements and capitalized interest.

Year 2000 Compliance

         The Company uses a number of computer software programs, operating systems, and types of equipment with embedded computer chips in its internal operations, including applications used in the Company's financial business systems, manufacturing processes and administrative functions. To the extent that the programs, operating systems, and equipment contain source code or embedded computer chips that are unable to interpret appropriately the upcoming calendar year 2000, some level of modification or possible replacement will be necessary. The costs necessary to modify or replace the items mentioned above, or the interruption of administrative or manufacturing processes resulting from compliance failure, may have a material adverse effect on the Company's business and financial condition or its results of operations.

         In June of 1998, the Company appointed a team of employees to address the Year 2000 issue. The Company is following a six-step process evaluating critical software, operating systems and equipment for Year 2000 compliance - awareness, inventory, assessment, remediation, testing, and risk management (contingency planning). Currently, the Company is approximately 60% complete with the assessment phase with some remediation and testing taking place. During the assessment phase, the Year 2000 team is prioritizing devices and software into 3 categories. Level 1, the most critical, are those items that could have a material adverse effect through extended production interruptions, potential revenue losses or significant expenditures. Level 2 are those items that should not have a material adverse effect on the Company but are needed to remain competitive such as telephones or personal computers. Level 3 are those items that are desirable and enable employees to work more efficiently such as voice mail, pagers, copiers and fax machines. The Company's Year 2000 team remains on schedule and anticipates completing the entire process on level 1 and level 2 items by June 30, 1999, although these processes will continue to be in effect up to and into the Year 2000. To date, the Company believes that the items which it has identified as level 1 or level 2 will be compliant by the Year 2000 with no material impact on the Company's financial results.

         During the quarter ending March 31, 1999, the Company will be testing its computer networks, hardware, operating systems and business software. The Company's internal information technology (IT) department will be leading the remediation and testing with assistance, as needed, from third parties. The Company has received a certification from the vendor of its financial and payroll software that such software is Year 2000 compliant. However, this software will be internally analyzed and tested for assurance. The Company does not yet have a contingency plan in place to deal with the most reasonably likely worst-case scenario although it will begin formulating a contingency plan during the March 1999 quarter.

         To date, expenses associated with Year 2000 compliance have been minimal. Execution of the Year 2000 plan is being accomplished primarily with internal resources. However, from fiscal 1995 through the present, the Company, in its normal course of business, replaced substantially all of its business systems hardware and software. The Company estimates expenditures of approximately $300,000 in fiscal year 1999 and approximately $200,000 in fiscal Year 2000 for periodic, scheduled upgrades of hardware and software as well as a portion for Year 2000 compliance. The Company believes that internally generated cash together with proceeds from the new credit facility will be sufficient to fund these expenditures.

         Furthermore, there can be no assurance that the Company's customers and suppliers are, or will be, Year 2000 compliant. The Company believes the most reasonably likely worst-case Year 2000 scenario would be the failure of key customers or suppliers to achieve Year 2000 compliance, resulting in the loss of sales to such customers or lack of available resources from its vendors for an indefinite period of time. Currently, the Company is not aware of any customers or suppliers that are not Year 2000 compliant. In order to address the potential non-compliance with the Year 2000 by the Company's customers and suppliers, the Company has distributed and is collecting questionnaires requesting them to respond with their Year 2000 status. The Company is in the process of compiling and reviewing questionnaires that have been returned and anticipates completing this process during the first quarter of calendar year 1999. Until this process is complete, the Company will not be in a position to fully assess its Year 2000 risks.

         At this time, the Company believes that it is adequately addressing the Year 2000 issues, although there can be no assurance that the Year 2000 issues will not have a material adverse effect on its business, financial conditions or results of operations. In addition, disruptions in the economy generally resulting from Year 2000 issues could have a materially adverse effect on the Company.

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

Liquidity and Capital Resources

         The following is a summary of certain financial statistics related to the liquidity of the Company at December 31, 1998, and at June 30, 1998.

                                                            December 31, 1998      June 30, 1998
                                                            ------------------------------------
Cash, cash equivalents and investments                           $ 48,659,000       $  1,124,000
Working capital                                                  $ 53,053,000       $ 11,024,000
Ratio of current assets to current liabilities                          3.9:1              1.7:1

         On July 15, 1998, the Company received proceeds from the sale of $100,000,000 of 9.5% Senior Subordinated Notes (the "Notes") with a maturity date of July 15, 2008. The proceeds from the Notes, along with a new bank credit facility of up to $85,000,000 entered into with a bank syndicate on July 15, 1998, will be used primarily to finance the construction of the Lawton mill and for general and corporate purposes, including working capital. On July 15, 1998, the Company used a portion of the proceeds from the sale of the Notes to repay the outstanding principal balance of a then existing revolving credit facility dated as of June 30, 1995 (as amended) with NationsBank, N.A., along with accrued interest. Upon repayment, the Company ended the NationsBank, N.A. revolving credit facility. Outstanding balances under the facility bore interest at a rate equal to LIBOR plus an agreed margin (ranging from 50 to 150 basis points) or the bank lender's prime rate less 0.75%.

         Interest payment dates on the Notes are January 15 and July 15, and commenced on January 15, 1999. Each interest payment will be $4,750,000. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 2003, at a redemption price of 104.75% which reduces to 100% on or after July 15, 2005. In addition, prior to July 15, 2001, the Company may redeem up to 35% of the principal amount of the Notes with the net cash proceeds received by the Company from one or more Public Equity Offerings, at a redemption price of 109.50%. The Notes include financial and other covenants of the kind generally included in such indebtedness.

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

         The Company generated $15,997,000 of net cash from operations and received proceeds of $100,000,000 from the sale of the Notes in the six months ended December 31, 1998. The Company used this additional cash to partially fund $56,688,000 of capital expenditures and $5,097,000 of debt issue costs, to pay $2,117,000 in dividends and repay the $5,950,000 principal balance under the old revolving credit facility. Capital expenditures relating to the construction of the Lawton mill and the expansion of the Duke plant, including the purchase of related railcars were approximately $38,600,000 and $12,800,000, respectively, during the six months. Management estimates that the Lawton mill will cost, including capitalized interest and related working capital requirements, approximately $170,000,000. The Company estimates that capital expenditures for fiscal 1999 will total approximately $150,300,000, including approximately $122,000,000 on the Lawton mill, approximately $17,800,000 to complete the expansion of the Duke plant and the purchase of related railcars and $10,500,000 principally to upgrade equipment at the Company's facilities. The Company estimates that it will spend $40,000,000 in fiscal year 2000 to complete and provide working capital for the Lawton mill. The new credit facility imposes limits on the Company's ability to make capital expenditures, but the Company believes that those limits will not prevent it from implementing its capital expenditure program.

         The Company believes that the net proceeds from the sale of the Notes and the $85,000,000 made available under the new credit facility, together with cash generated by operations, will be sufficient (i) to complete the construction of the Lawton mill, (ii) to fund the other capital expenditure requirements identified above, (iii) to fund the Company's working capital requirements including interest payments, (iv) to pay dividends to stockholders and (v) to fund other general and corporate requirements.

         On January 26, 1999, the Board of Directors of the Company declared a quarterly cash dividend of $.09 per share of common stock to be paid on March 15, 1999 to stockholders of record on February 26, 1999. Dividend payments will total approximately $1,060,000. Quarterly dividends historically have been paid in September, December, March and June. The schedule and payment of cash dividends is subject to the approval of the Company's Board of Directors. The new credit facility and the Indenture impose limits on the Company's ability to pay dividends, but the Company does not anticipate that such limits will prevent the payment of dividends at historical levels. In most cases, the limits imposed by the new credit facility are the most restrictive. Under those limits, the Company may pay cash dividends and/or redeem its stock in aggregate amounts of not more than (a) $5,300,000 in each fiscal year ending on or before the conversion date, (b) $5,500,000 in each of the first and second fiscal years ending after the conversion date, (c) $6,000,000 in each of the third and fourth fiscal years ending after the conversion date and (d) without limitation thereafter.

Forward-Looking Statements

         Certain matters discussed in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements due to a number of factors, including general economic conditions, competition, market acceptance of selling price increases, raw material costs, facility fuel costs, timely completion and successful operation thereafter of the on-going capital projects at the Duke plant and the Lawton mill, Year 2000 compliance issues and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Item 4.       Submission of Matters to a Vote of Security Holders

              Information regarding the submission of matters to a vote of security holders is set forth in Item 4 of Part II of the Company's previously filed Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and is incorporated herein by reference.

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

                                            REPUBLIC GROUP INCORPORATED


February 11, 1999
                                            ------------------------------------
                                            Doyle R. Ramsey
                                            Executive Vice President and
                                            Chief Financial Officer


February 11, 1999
                                            ------------------------------------
                                            Michael W. Dirks
                                            Vice President - Finance and
                                            Chief Accounting Officer

                                INDEX TO EXHIBITS



Exhibit Number                              Description
--------------                              -----------
27.1298          Financial Data Schedule for the second quarter of 1998 (for SEC use only)
27.1297          Financial Data Schedule for the second quarter of 1997 (for SEC use only)
27.1296          Financial Data Schedule for the second quarter of 1996 (for SEC use only)