Form 10-Q
period 1999-03-31
REPUBLIC GROUP INC
filed 1999-05-12
CIK 83226

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

  (Mark One)
    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                ------------------   -----------------------

                          Commission file number 1-7210

                           REPUBLIC GROUP INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                              75-1155922
         --------                                              ----------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

811 East 30th Avenue, Hutchinson, Kansas                       67502-4341
------------------------------------------                      ----------
(Address of principal executive offices)                       (Zip code)

Post Office Box 1307, Hutchinson, Kansas                       67504-1307
------------------------------------------                      ----------
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

Yes  X  .            No     .
    -----                ---

On May 10, 1999, there were 11,777,776 shares of the registrant's Common Stock, $1.00 par value outstanding.

                           REPUBLIC GROUP INCORPORATED

                                    FORM 10-Q
                                Quarterly Report

            For The Three Months and Nine Months Ended March 31, 1999


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

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
Quarters Ended March 31, 1999 and 1998 (Unaudited)

                                                           1999              1998
                                                       --------------     ------------
Gross sales ......................................     $ 35,576,000      $ 37,018,000

Less freight and discounts .......................        4,686,000         5,105,000
                                                       --------------     ------------

Net sales ........................................       30,890,000        31,913,000

Costs and expenses:
     Cost of sales ...............................       21,749,000        20,917,000
     Selling and administrative expenses .........        4,907,000         4,187,000
                                                       --------------     ------------
                                                         26,656,000        25,104,000
                                                       --------------     ------------

Operating profit .................................        4,234,000         6,809,000

Other income (expense), net ......................         (372,000)           23,000
                                                       --------------     ------------

Income before income taxes .......................        3,862,000         6,832,000

Provision for income taxes .......................        1,468,000         2,596,000
                                                       --------------     ------------

NET INCOME .......................................     $  2,394,000      $  4,236,000
                                                       ============      ============

Basic earnings per share .........................     $       0.20      $       0.36
                                                       ============      ============

Basic weighted average shares outstanding ........       11,775,000        11,715,000
                                                       ============      ============

Diluted earnings per share .......................     $       0.20      $       0.36
                                                       ============      ============

Diluted weighted average shares outstanding ......       11,860,000        11,820,000
                                                       ============      ============


See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended March 31, 1999 and 1998 (Unaudited)

                                                            1999               1998
                                                       -------------      -------------
Gross sales ......................................     $ 110,494,000      $ 111,450,000

Less freight and discounts .......................        14,174,000         15,219,000
                                                       -------------      -------------

Net sales ........................................        96,320,000         96,231,000

Costs and expenses:
     Cost of sales ...............................        65,327,000         64,354,000
     Selling and administrative expenses .........        14,050,000         11,829,000
                                                       -------------      -------------
                                                          79,377,000         76,183,000
                                                       -------------      -------------

Operating profit .................................        16,943,000         20,048,000

Other income (expense), net ......................        (1,687,000)           158,000
                                                       -------------      -------------

Income before income taxes .......................        15,256,000         20,206,000

Provision for income taxes .......................         5,799,000          7,677,000
                                                       -------------      -------------

NET INCOME .......................................     $   9,457,000      $  12,529,000
                                                       -------------      -------------


Basic earnings per share .........................     $        0.80      $        1.07
                                                       -------------      -------------

Basic weighted average shares outstanding ........        11,764,000         11,699,000
                                                       -------------      -------------

Diluted earnings per share .......................     $        0.80      $        1.06
                                                       -------------      -------------

Diluted weighted average shares outstanding ......        11,842,000         11,801,000
                                                       -------------      -------------



See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
March 31, 1999 and June 30, 1998


                                                           March 31, 1999     June 30, 1998
                                                           --------------     -------------
                                                            (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .........................     $  22,833,000      $   1,124,000
   Accounts receivable, net ..........................        14,917,000         14,611,000
   Income tax refunds receivable .....................         1,835,000            652,000
   Inventories:
     Finished goods ..................................         3,474,000          2,621,000
     Raw materials and supplies ......................         7,373,000          5,829,000
                                                           -------------      -------------
                                                              10,847,000          8,450,000
   Prepaid expenses and other ........................           522,000            851,000
   Deferred income taxes .............................           379,000            597,000
                                                           -------------      -------------
     TOTAL CURRENT ASSETS ............................        51,333,000         26,285,000
Property, plant and equipment, at cost ...............       229,949,000        151,503,000
   Less accumulated depreciation, depletion
     and amortization ................................        59,609,000         53,683,000
                                                           -------------      -------------
                                                             170,340,000         97,820,000
Unamortized debt issue costs .........................         4,940,000            291,000
Other assets .........................................         1,207,000          1,079,000
                                                           -------------      -------------
TOTAL ASSETS .........................................     $ 227,820,000      $ 125,475,000
                                                           =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ..................................     $   8,871,000      $  10,632,000
   Accrued payroll and employee benefits .............         3,605,000          2,919,000
   Accrued interest payable ..........................         1,991,000                 --
   Other current liabilities .........................         1,561,000          1,710,000
                                                           -------------      -------------
     TOTAL CURRENT LIABILITIES .......................        16,028,000         15,261,000
Long-term debt due after one year ....................       100,000,000          5,950,000
Deferred income taxes ................................        12,316,000         11,475,000
Other long-term liabilities ..........................           606,000            610,000

STOCKHOLDERS' EQUITY:
   Common stock, $1 par value ........................        11,777,000         11,749,000
   Additional paid-in capital ........................        28,353,000         28,096,000
   Retained earnings .................................        58,782,000         52,544,000
   Less: Treasury stock, at cost, 2,000 shares at
     March 31, 1999 and 10,000 shares at June 30, 1998           (42,000)          (210,000)
                                                           -------------      -------------
     TOTAL STOCKHOLDERS' EQUITY ......................        98,870,000         92,179,000
                                                           -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........     $ 227,820,000      $ 125,475,000
                                                           =============      =============


See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 1999 and 1998 (Unaudited)

                                                                 1999               1998
                                                             -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ..........................................   $   9,457,000      $  12,529,000
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation, depletion and amortization ........       6,906,000          5,593,000
         Non-cash compensation expense ...................           3,000                 --
         Deferred income taxes ...........................       1,059,000            541,000
         Loss on sale of assets ..........................         124,000             20,000
         Changes in current assets and liabilities:
              Accounts receivable ........................      (1,306,000)         1,589,000
              Income tax refunds receivable ..............      (1,183,000)           (86,000)
              Inventories ................................      (2,397,000)        (1,201,000)
              Prepaid expenses ...........................         329,000            266,000
              Accounts payable and accrued liabilities ...      (1,224,000)          (341,000)
              Income taxes payable .......................              --          2,281,000
              Accrued interest payable ...................       1,991,000                 --
         Other assets and liabilities ....................        (132,000)             5,000
                                                             -------------      -------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ...........      13,627,000         21,196,000
                                                             -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment ..........     (79,187,000)       (14,090,000)
     Proceeds from sale of property, plant and equipment..          93,000             44,000
     Proceeds from life insurance policy .................       1,000,000                 --
     Purchases of investments ............................              --         (7,615,000)
     Proceeds from sale of investments ...................              --          6,970,000
                                                             -------------      -------------
     NET CASH USED BY INVESTING ACTIVITIES ...............     (78,094,000)       (14,691,000)
                                                             -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid ......................................      (3,176,000)        (3,159,000)
     Net payments under lines of credit ..................      (5,950,000)                --
     Proceeds from issuance of senior subordinated notes..     100,000,000                 --
     Payments for debt issue costs .......................      (5,105,000)                --
     Issuance of common treasury stock ...................         122,000             85,000
     Proceeds from exercised stock options ...............         285,000             95,000
                                                             -------------      -------------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES ....      86,176,000         (2,979,000)
                                                             -------------      -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ................      21,709,000          3,526,000

Cash and cash equivalents at beginning of year ...........       1,124,000          1,436,000
                                                             -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............   $  22,833,000      $   4,962,000
                                                             =============      =============

See accompanying notes.

REPUBLIC GROUP INCORPORATED
Notes to Consolidated Financial Statements
March 31, 1999 and 1998 (Unaudited)

(1) In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, to fairly present the Company's financial position as of March 31, 1999, and the results of operations and cash flows for the periods ended March 31, 1999 and 1998. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K as of June 30, 1998.

(2) Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of shares and the number of equivalent shares assumed outstanding under the Company's stock-based compensation plans. Diluted earnings per share are computed as follows:


                                                           For the Three Months Ended
------------------------------------------------------------------------------------------------------------------
                                            March 31, 1999                             March 31, 1998
------------------------------------------------------------------------------------------------------------------
                                (in thousands)            Per-Share          (in thousands)            Per-Share
                          Net Income       Shares          Amount      Net Income        Shares          Amount
------------------------------------------------------------------------------------------------------------------
Basic earnings
 per share                  $2,394          11,775          $.20          $ 4,236         11,715         $ .36

Effects of
dilutive
securities-options              --              85            --               --            105            --
                            ------          ------          ----          -------         ------         -----
Diluted earnings
per share                   $2,394          11,860          $.20          $ 4,236         11,820         $ .36
------------------------------------------------------------------------------------------------------------------


                                                            For the Nine Months Ended
------------------------------------------------------------------------------------------------------------------
                                            March 31, 1999                             March 31, 1998
------------------------------------------------------------------------------------------------------------------
                                (in thousands)            Per-Share          (in thousands)            Per-Share
                          Net Income       Shares          Amount      Net Income        Shares          Amount
------------------------------------------------------------------------------------------------------------------
Basic earnings
per share                   $9,457          11,764          $.80          $12,529         11,699         $1.07

Effects of
dilutive
securities-options              --              78            --               --            102          (.01)
                            ------          ------          ----          -------         ------         -----

Diluted earnings
per share                   $9,457          11,842          $.80          $12,529         11,801         $1.06
-------------------------------------------------------------------------------------------------------------------


     Options to purchase 153,225 shares of common stock at prices ranging from $18.00 to $20.76 were outstanding for the three months and nine months ended March 31, 1999. Options to purchase 10,541 shares of common stock at the price of $20.76 were outstanding for the three months and nine months ended March 31, 1998. These shares were not included in the calculation of diluted earnings per share due to the options exercise price being greater than the average market price of the common shares for the above periods.

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

(5) Subsequent Event: On April 20, 1999, the Board of Directors of the Company declared a quarterly cash dividend of $0.09 per share of common stock to be paid on June 15, 1999 to stockholders of record on May 28, 1999. Dividend payments will total approximately $1,060,000.

(6) Income Taxes: The provisions for income taxes are based on estimated annual effective tax rates, which differ from the federal statutory rates principally due to state income taxes and certain non-deductible expenses.

(7) Long Term Debt: On July 15, 1998, the Company received proceeds from the issuance of $100,000,000 of 9.5% Senior Subordinated Notes (the "Notes") with a maturity date of July 15, 2008. The proceeds from the sale of the Notes, along with a new bank credit facility of up to $85,000,000 entered into with a bank syndicate on July 15, 1998, will be used primarily to finance the construction of a new recycled paperboard mill in Lawton, Oklahoma and for general and corporate purposes including working capital. On July 15, 1998, the Company used a portion of the proceeds from the sale of the Notes to repay the outstanding principal balance of a then existing revolving credit facility dated as of June 30, 1995 (as amended) with NationsBank, N.A., along with accrued interest. Upon repayment, the Company ended the NationsBank, N.A. revolving credit facility. Outstanding balances under that facility bore interest at a rate equal to LIBOR plus an agreed margin (ranging from 50 to 150 basis points) or the bank lender's prime rate less 0.75%.

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

     The $85,000,000 new credit facility will be used as a revolving line of credit until the conversion date. The conversion date is defined as the earlier of July 15, 2000 or start-up of the Lawton mill. At that time the facility will convert into a term loan with a principal amount of up to $50,000,000 and a revolving credit facility with a $35,000,000 maximum principal amount. After the conversion, the principal of the term loan will amortize over four years with 10% due during the first year, 20% during the second year, 30% during the third year and 40% during the fourth year. The revolving credit facility will mature in four years. Availability under the new credit facility is not subject to a borrowing base but is subject to, among other things, a condition that the lenders receive certain assurances that the construction of the Lawton mill is progressing on a satisfactory schedule and within agreed-upon cost parameters. The borrowings under the new credit facility are guaranteed by each of the Company's material subsidiaries and are secured by a mortgage on the Lawton mill, a pledge of stock of the Company's subsidiaries and security interests in substantially all other personal property of the Company and its subsidiaries. At such time, if any, as outstanding loans under the new credit facility exceed $50,000,000, the lenders may require that other real property and improvements of the Company and its subsidiaries be mortgaged as security for the new credit facility. Outstanding principal amounts on the new credit facility bear interest at a variable rate equal to, at the election of the Company, (i) the LIBOR, plus an agreed margin (ranging from 75 to 175 points), which is to be established annually based upon the Company's leverage ratio or (ii) the higher of (a) NationsBank, N.A. corporate prime rate and (b) the sum of 1/2 of 1% plus the federal funds rate, plus, in each case, an agreed margin (ranging from 0 to 75 points). Interest payments under the new credit facility will be payable quarterly. Under the new credit facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to excess cash flow, debt to EBITDA ratio, interest coverage ratio, minimum EBITDA, and limitations on capital expenditures and dividends. The Company may pay cash dividends and/or redeem its stock in aggregate amounts of not more than (a) $5,300,000 in each fiscal year ending on or before the conversion date, (b) $5,500,000 in each of the first and second fiscal years ending after the conversion date, (c) $6,000,000 in each of the third and fourth fiscal years ending after the conversion date, and (d) without limitation thereafter. The new credit facility does not restrict the transfer of funds to the parent by the subsidiaries. There were no borrowings outstanding under the new credit facility as of March 31, 1999.

(8) Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The following is the Company's segment information for the quarters and nine months ended March 31, 1999 and 1998.

QUARTERS (Unaudited)                               1999                                          1998
--------------------------------------------------------------------------------------------------------------------------
                               Gypsum    Recycled   Elim.'s                  Gypsum    Recycled     Elim.'s
                             Wallboard  Paperboard And Other  Consolidated Wallboard  Paperboard   And Other  Consolidated
--------------------------------------------------------------------------------------------------------------------------
Shipments in units:
Wallboard (MSF)                129,738                            129,738    140,982                             140,982
Recycled paperboard (Tons)                 46,925     (9,699)      37,226                 47,654     (7,371)      40,283
Recovered paper fiber (Tons)               42,751    (19,608)      23,143                 34,004    (16,655)      17,349
                             ---------  ---------   --------  -----------  ---------    --------  ---------     --------
Gross sales (in thousands):
Gypsum wallboard             $  19,449  $           $         $    19,449  $  18,748    $         $             $ 18,748
Recycled paperboard                        14,679                  14,679                 16,870                  16,870
Recovered paper fiber                       2,674     (1,229)       1,445                  2,948     (1,549)       1,399
Intrasegment fiber sales                   (1,229)     1,229           --                 (1,549)     1,549           --
Intersegment paperboard
  sales                                     3,530     (3,530)          --                  2,918     (2,918)          --
Other                                                      3            3                                 1            1
                             ---------  ---------   --------  -----------  ---------    --------  ---------     --------
Gross sales                     19,449     19,654     (3,527)      35,576     18,748      21,187     (2,917)      37,018
Less freight and discounts       3,482      1,202          2        4,686      3,912       1,193         --        5,105
                             ---------  ---------   --------  -----------  ---------    --------  ---------     --------
Net sales                    $  15,967  $  18,452   $ (3,529) $    30,890  $  14,836    $ 19,994  $  (2,917)    $ 31,913
                             ---------  ---------   --------  -----------  ---------    --------  ---------     --------
Operating profit             $   4,733  $   1,698   $ (2,197) $     4,234  $   6,025    $  2,745  $ (1,961)     $  6,809
                             ---------  ---------   --------  -----------  ---------    --------  ---------     --------

NINE MONTHS (Unaudited)                            1999                                          1998
-------------------------------------------------------------------------------------------------------------------------
                               Gypsum    Recycled   Elim.'s                  Gypsum    Recycled   Elim.'s
                             Wallboard  Paperboard And Other  Consolidated Wallboard  Paperboard And Other  Consolidated
-------------------------------------------------------------------------------------------------------------------------
Shipments in units:
Wallboard (MSF)                401,032                           401,032     429,073                            429,073
Recycled paperboard (Tons)                138,859    (19,920)    118,939                140,932    (19,219)     121,713
Recovered paper fiber (Tons)              129,431    (60,811)     68,620                108,328    (49,900)      58,428
                             ---------  ---------  ---------  ----------   ---------  ---------  ---------  -----------

Gross sales (in thousands):
Gypsum wallboard             $  58,411  $          $          $   58,411   $  56,145  $          $          $    56,145
Recycled paperboard                        47,615                 47,615                 50,547                  50,547
Recovered paper fiber                       8,130     (3,667)      4,463                  9,738     (4,985)       4,753
Intrasegment fiber sales                   (3,667)     3,667          --                 (4,985)     4,985          --
Intersegment paperboard
     sales                                  7,300     (7,300)         --                  7,511     (7,511)         --
Other                                                      5           5                                 5            5
                             ---------  ---------  ---------  ----------   ---------  ---------  ---------  -----------
Gross sales                     58,411     59,378     (7,295)    110,494      56,145     62,811     (7,506)     111,450
Less freight and discounts      10,670      3,503          1      14,174      11,593      3,626         --       15,219
                             ---------  ---------  ---------  ----------   ---------  ---------  ---------  -----------
Net sales                    $  47,741  $  55,875  $  (7,296) $   96,320   $  44,552  $  59,185  $  (7,506) $    96,231
                             ---------  ---------  ---------  ----------   ---------  ---------  ---------  -----------
Operating profit             $  17,356  $   5,705  $  (6,118) $   16,943   $  18,576  $   6,744  $  (5,272) $    20,048
Identifiable assets             65,447    128,191     34,182     227,820      36,367     63,045     13,021      112,433
Capital Expenditures            20,027     58,787        373      79,187       9,303      3,878        909       14,090
Depreciation, depletion &
amortization                     1,953      3,885      1,068       6,906       1,180      3,845        568        5,593
                             ---------  ---------  ---------  ----------   ---------  ---------  ---------  -----------

The Company's operations within the gypsum segment consist of the manufacture and sale of gypsum wallboard. Operations within the paperboard segment consist of (i) the manufacture and sale of recycled paperboard to the gypsum industry and other paperboard converters which manufacture composite cans, cores, tubes and other packaging products, and (ii) the collection and sale of recovered paper fiber. The Company's gypsum wallboard operations are located in Duke, Oklahoma. The Company's primary markets for gypsum wallboard are Texas, Oklahoma, Colorado and Kansas with additional secondary emphasis in the midwestern and southeastern regions of the United States. The Company operates recycled paperboard mills in Hutchinson, Kansas, Commerce City, Colorado, and Halltown, West Virginia and is in the process of constructing a recycled paperboard mill in Lawton, Oklahoma. The Lawton mill is anticipated to begin commercial production in the first quarter of calendar year 2000. The Company's primary markets for recycled paperboard generally lie within a 600 mile radius of each facility. The Company operates reclaimed paper fiber recycling centers in Kansas City, Missouri, Topeka, Kansas, and Denver, Colorado. The Company's primary markets for reclaimed paper fiber generally lie within a 600 mile radius of each center.

Republic Group Incorporated employs approximately 860 people, approximately 605 of whom are covered by collective bargaining units with four labor unions. The expirations of current bargaining agreements range from 1999 to 2003. The Company believes its relations with employees are satisfactory.

Operating profit is net sales less operating expenses. Sales between segments are made at approximately market price. Identifiable assets by industry segment are those used in each segment at period-end. Eliminations and other include general corporate assets, principally cash, securities, property and equipment and expenses.

(9)  The following components are included in other income (expense), net:



                                                 Quarters Ended                            Nine Months Ended
                                                    March 31                                   March 31
                                                    --------                                   --------
                                            1999                  1998                 1999                   1998
                                        -----------           -----------           -----------           -----------
Interest expense                        $(2,605,000)          $    (1,000)          $(7,477,000)          $    (2,000)

     Less: Capitalized portion            1,482,000                    --             3,546,000                    --
                                        -----------           -----------           -----------           -----------

Net interest expense                     (1,123,000)               (1,000)           (3,931,000)               (2,000)

Interest income                             728,000                48,000             2,322,000               145,000

Miscellaneous income (expense)               23,000               (24,000)              (78,000)               15,000
                                        -----------           -----------           -----------           -----------

Other income (expense), net             $  (372,000)          $    23,000           $(1,687,000)          $   158,000
                                        ===========           ===========           ===========           ===========


     Components of interest expense include interest associated with the Notes and bank credit facility, commitment fees based on the unused portion of the bank credit facility and amortization of debt issue costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Quarters Ended March 31, 1999 and 1998. Consolidated net income was $2,394,000, or $0.20 per diluted share on net sales of $30,890,000 for the third quarter ended March 31, 1999. This compares to consolidated net income of $4,236,000, or $0.36 per diluted share, on net sales of $31,913,000 for the March 1998 quarter. Consolidated operating profits for the March 1999 quarter decreased 38% from the March 1998 quarter due to reduced operating profits in each of the Company's operating segments.

     A 21% decline in operating profits in the Company's gypsum wallboard segment was primarily attributable to longer than expected commissioning of the newly-configured production lines at its gypsum wallboard plant in Duke, Oklahoma. Production constraints and inefficiencies associated with the start-up of the lines caused shipments of gypsum wallboard to decrease 8% and per unit operating costs to increase 39% from the March 1998 quarter. The Company's gypsum wallboard segment was positively impacted by continued strong demand for gypsum wallboard. Gypsum wallboard selling prices in the quarter just completed were 13% higher than the same quarter one year ago and 3% higher than the December 1998 quarter.

     The Company's recycled paperboard segment operating profits declined 38% from the March 1998 quarter. Continued weakness in the East Coast uncoated recycled paperboard markets and $367,000 of expenses related to the accelerated hiring and training of new employees at the Company's new recycled paperboard mill presently under construction at Lawton, Oklahoma were the principal factors. Shipments of recycled paperboard increased 3% from the December 1998 quarter, but were 2% less than in the March 1998 quarter. Paperboard net selling prices declined 7% from the March 1998 quarter to the current quarter; however, the decline was substantially offset by a reduction in raw material costs, mainly reclaimed paper fiber. Shipments of reclaimed paper fiber from the Company's paper recycling operations increased 26% from the March 1998 quarter.

     The Company's selling and administrative costs as a percent of net sales increased from 13% in the March 1998 quarter to 16% in the March 1999 quarter. The additional expenses associated with the Lawton mill and the production constraints and inefficiencies at the Duke plant were the largest contributing factors. Consolidated net income was negatively impacted by a $442,000 increase over the March 1998 quarter in interest expense, net of interest income, associated with the Notes issued in July 1998 used to fund construction of the Lawton mill.

         Nine Months Ended March 31, 1999 and 1998. Consolidated net income for the nine months ended March 31, 1999 was $9,457,000 or $0.80 per diluted share, on net sales of $96,320,000. This compares to consolidated net income of $12,529,000, or $1.06 per diluted share, on net sales of $96,231,000 for the same period in 1998.

     The slight increase in consolidated net sales was primarily attributable to an 11% increase in gypsum wallboard selling prices. The 7% decline in gypsum wallboard shipments and 25% increase in gypsum wallboard per unit costs were, again, caused by the production constraints and inefficiencies related to the start-up and longer than anticipated commissioning of the newly-configured production lines. Shipments of recycled paperboard declined 1%; however, shipments of reclaimed paper fiber increased 19% from the 1998 period. Average net selling prices of recycled paperboard declined 5%, but were more than offset by a 21% decline in raw material costs, mainly reclaimed paper fiber. When comparing the nine month periods, the recycled paperboard segment was adversely affected by weakness in the East Coast uncoated recycled paperboard markets. Secondly, in the 1999 period, the recycled paperboard segment was negatively impacted by $559,000 of expenses related to the accelerated hiring and training of employees for the Lawton mill currently under construction.

     Selling and administrative costs as a percent of net sales increased from 12% in the 1998 period to 15% in the 1999 period. This increase was the result of factors similar to those affecting the quarter. Consolidated net income for the nine months was negatively impacted by a $1,752,000 increase over the same period in 1998 in interest expense, net of interest income, associated with the Notes issued in July 1998.

Expansion Projects

     Duke, Oklahoma Gypsum Wallboard Plant. Both production lines have been operational since late January of 1999, but the plant has experienced a longer than expected start-up period and commissioning of the newly-configured production lines. Since early March, the plant has realized a gradual improvement in production output. The Company anticipates continued gradual improvements in production output and efficiencies in the June quarter and on through fiscal 2000. The expanded plant will ultimately increase annual capacity from 570 million to 1.2 billion square feet.

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

Year 2000 Compliance

     The Company uses a number of computer software programs, operating systems, and types of equipment with embedded computer chips in its internal operations, including applications used in the Company's financial business systems, manufacturing processes and administrative functions. To the extent that the programs, operating systems, and equipment contain source code or embedded computer chips that are unable to interpret appropriately the upcoming calendar year 2000, some level of modification or possible replacement will be necessary. A team of employees from various areas within the Company has been appointed to address the Year 2000 issue. The Company presently expects that all of its core operations and essential functions will be ready for the Year 2000 transition. The Company has received a certification from the vendor of its financial and payroll software that such software is year 2000 compliant. However, this software will be internally analyzed and tested for additional assurance.

     State of Readiness. In order to establish priorities for assessment and remediation of Year 2000 issues, all computerized systems have been inventoried and classified as follows:

     Level 1: These are systems that are most critical. They include items that could have a material adverse effect through extended production interruptions, potential revenue losses, or significant expenditures. (e.g., utilities, manufacturing and financial functions)

     Level 2: These are systems that should not have a material adverse effect on the Company but are needed to remain competitive. (e.g., telephones and computers)

     Level 3: These are systems that are desirable and enable employees to work more efficiently. (e.g., voice mail, pagers, and copiers)

     Overall, the Company's Year 2000 compliance program is approximately 70% complete. The Company's Year 2000 team remains on schedule and anticipates completing the entire process by June

30, 1999, although these processes will continue to be in effect up to and into the Year 2000. To date, the Company believes that the items which it has identified as level 1 or level 2 will be compliant by the Year 2000 with no material impact on the Company's financial results.

     In addition to its internal Year 2000 compliance program, the Company has requested information from a majority of its customers and vendors concerning their Year 2000 compliance. Responses have been received from many key customers indicating that they do not presently anticipate any significant Year 2000 problems. The Company is continuing to collect and review responses from customers and vendors, and presently expects to complete this process during the June 1999 quarter. The Company intends to continue to communicate with its key customers and vendors as more information becomes available in order to further evaluate potential risks to the Company's business operations.

     Costs to Address Year 2000 Issues. The Company is executing its Year 2000 program primarily with internal resources. The principal costs associated with these internal resources are payroll and employee benefits of the members of the Year 2000 committee and the Company's information technology ("IT") department, third party consultants, and hardware and software upgrades. Internal costs related to payroll, employee benefits, and third party consultants are estimated to be less than $150,000 through March 31, 1999. Starting in fiscal year 1995, the Company replaced substantially all of its business systems hardware and software. The Company estimates expenditures of approximately $300,000 in fiscal year 1999 and approximately $250,000 in fiscal year 2000 for periodic, scheduled upgrades of hardware and software. The Company does not separately track the internal costs attributable to the Year 2000 program. All costs of Year 2000 compliance are recorded as an expense in the period incurred.

     During the March 1999 quarter, the Company began testing its computer networks, hardware, operating systems and business software. The testing is being done by the Company's IT department with assistance from third party consultants, as needed, to verify readiness by these systems. The costs of the third party consultants and upgrades, if necessary, are not expected to be material to the results of operations or the financial condition of the Company.

     Risks of Year 2000 Issues. The company does not presently anticipate any considerable delays or exceptions to the scheduled substantial completion of its Year 2000 program by the end of June 1999. Therefore, any adverse consequences from Year 2000 issues would result from presently unforeseen circumstances. As a result, the Company has not yet developed any worst case Year 2000 scenarios. The Company intends to begin analyzing potential risks and adverse scenarios during the June 1999 quarter.

     Contingency Plans. The Company is in the process of drafting contingency plans for potential risks that could have a material adverse effect through extended production interruptions, potential revenue losses or significant expenditures. These contingency plans may include the use of substitute vendors in the event that the vendor is determined to be non-compliant. Completion of the contingency plans is expected in the June 1999 quarter.

     At this time, the Company believes that it is adequately addressing the Year 2000 issues, although there can be no assurance that the Year 2000 issues will not have a material adverse effect on its business, financial condition or results of operations. In addition, disruptions in the economy generally resulting from Year 2000 failures or the public's perception of failures could have a material adverse effect on the Company.

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

Liquidity and Capital Resources

     The following is a summary of certain financial statistics related to the liquidity of the Company at March 31, 1999, and at June 30, 1998.



                                                                   March 31, 1999                    June 30, 1998
                                                                -----------------                 ----------------
Cash, cash equivalents and investments                          $      22,833,000                 $      1,124,000
Working capital                                                 $      35,305,000                 $     11,024,000
Ratio of current assets to current liabilities                              3.2:1                            1.7:1


     On July 15, 1998, the Company received proceeds from the sale of $100,000,000 of 9.5% Notes (the "Notes") with a maturity date of July 15, 2008. The proceeds from the Notes, along with a new bank credit facility of up to $85,000,000 entered into with a bank syndicate on July 15, 1998, will be used primarily to finance the construction of the Lawton mill and for general and corporate purposes, including working capital. On July 15, 1998, the Company used a portion of the proceeds from the sale of the Notes to repay the outstanding principal balance ($5,950,000) of a then existing revolving credit facility dated as of June 30, 1995 (as amended) with NationsBank, N.A., along with accrued interest. Upon repayment, the Company ended the NationsBank, N.A. revolving credit facility. Outstanding balances under that facility bore interest at a rate equal to LIBOR plus an agreed margin (ranging from 50 to 150 basis points) or the bank lender's prime rate less 0.75%.

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

     The $85,000,000 new credit facility will be used as a revolving line of credit until the conversion date. The conversion date is defined as the earlier of July 15, 2000 or start-up of the Lawton mill. At that time the facility will convert into a term loan with a principal amount of up to $50,000,000 and a revolving credit facility with a $35,000,000 maximum principal amount. After the conversion, the principal of the term loan will amortize over four years with 10% due during the first year, 20% during the second year, 30% during the third year and 40% during the fourth year. The revolving credit facility will mature in four years. Availability under the new credit facility is not subject to a borrowing base but is subject to, among other things, a condition that the lenders receive certain assurances that the construction of the Lawton mill is progressing on a satisfactory schedule and within agreed-upon cost parameters. The borrowings under the new credit facility are guaranteed by each of the Company's material subsidiaries and are secured by a mortgage on the Lawton mill, a pledge of stock of the Company's subsidiaries and security interests in substantially all other personal property of the Company and its subsidiaries. At such time, if any, as outstanding loans under the new credit facility exceed $50,000,000, the lenders may require that other real property and improvements of the Company and its subsidiaries be mortgaged as security for the new credit facility. Outstanding principal amounts on the new credit facility bear interest at a variable rate equal to, at the election of the Company, (i) the LIBOR, plus an agreed margin (ranging from 75 to 175 points), which is to be established annually based upon the Company's leverage ratio or (ii) the higher of (a) NationsBank, N.A. corporate prime rate and (b) the sum of 1/2 of 1% plus the federal funds rate, plus, in each case, an agreed margin (ranging from 0 to 75 points). Interest payments under the new credit facility will be payable quarterly. Under the new credit facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to excess cash flow, debt to EBITDA ratio, interest coverage ratio, minimum EBITDA, and limitations on capital expenditures and dividends. The new credit facility does not restrict the transfer of funds to the parent by the subsidiaries.

     The Company generated $13,627,000 of net cash from operations and received $100,000,000 from the sale of the Notes during the nine months ended March 31, 1999. The Company used this cash to fund $79,187,000 of capital expenditures and $5,105,000 of debt issue costs, to pay $3,176,000 in dividends and repay the $5,950,000 principal balance under the old revolving credit facility. Capital expenditures relating to the construction of the Lawton mill and the expansion of the Duke plant, including the purchase of related railcars were approximately $56,500,000 and $16,350,000, respectively, during the nine month period. Management estimates that the Lawton mill will cost, including capitalized interest and related working capital requirements, approximately $170,000,000. The Company estimates that capital expenditures for the June 1999 quarter will total approximately $67,000,000, including approximately $62,000,000 on the Lawton mill and approximately $5,000,000 principally to upgrade equipment at the Company's other facilities including final expenditures related to the Duke expansion. The Company estimates that it will spend approximately $43,000,000 in fiscal year 2000 to complete and provide working capital for the Lawton mill and approximately $10,000,000 to $12,000,000 to upgrade equipment at the Company's facilities. The new credit facility imposes limits on the Company's ability to make capital expenditures, but the Company believes that those limits will not prevent it from implementing its capital expenditure program.

     The Company believes that the net proceeds from the sale of the Notes and the $85,000,000 made available under the new credit facility, together with cash generated by operations, will be sufficient (i) to complete the construction of the Lawton mill, (ii) to fund the other capital expenditure requirements identified above, (iii) to fund the Company's working capital requirements including interest payments, (iv) to pay dividends to stockholders and (v) to fund other general and corporate requirements. The Company anticipates it will be necessary to begin borrowing from its bank credit facility during the June 1999 quarter, primarily based on the funding projections related to the construction of the Lawton mill.

     On April 20, 1999, the Board of Directors of the Company declared a quarterly cash dividend of $.09 per share of common stock to be paid on June 15, 1999 to stockholders of record on May 28, 1999. Dividend payments will total approximately $1,060,000. Quarterly dividends historically have been paid in September, December, March and June. The schedule and payment of cash dividends is subject to the approval of the Company's Board of Directors. The new credit facility and the Indenture impose limits on the Company's ability to pay dividends, but the Company does not anticipate that such limits will prevent the payment of dividends at historical levels. In most cases, the limits imposed by the new credit facility are the most restrictive. Under those limits, the Company may pay cash dividends and/or redeem its stock in aggregate amounts of not more than (a) $5,300,000 in each fiscal year ending on or before the conversion date, (b) $5,500,000 in each of the first and second fiscal years ending after the conversion date, (c) $6,000,000 in each of the third and fourth fiscal years ending after the conversion date and (d) without limitation thereafter.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

     The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any derivative financial instruments. In general, the Company does not engage in hedging of commodities or other contracts that would cause material exposure to market risk relating to commodity prices or foreign currency exchange rates.

     The Company is exposed to interest rate risk primarily through its borrowing activities. As of March 31, 1999, the Company had outstanding, $100,000,000 of Senior Subordinated Notes carrying a 9.5% fixed interest rate. This fixed rate obligation does not expose the Company to risk of earnings or cash flow loss due to the changes in market interest rates; however the fair value of the Notes is sensitive to changes in interest rates. A hypothetical 100 basis point change in interest rates would result in a corresponding change of approximately $4,500,000 in the fair value of the Notes assuming a July 15, 2003 full redemption.

     As of March 31, 1999, the Company had no borrowings outstanding under its bank credit facility under which any outstanding balance would bear interest at variable rates. The Company anticipates that it will incur borrowings under its variable rate bank credit facility during the June 1999 quarter. With respect to any borrowings under the bank credit facility, interest rate changes generally would not affect the fair value thereof, but would impact future earnings and cash flows. See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for additional discussion of the terms of the Notes and the bank credit facility.

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

                   None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       REPUBLIC GROUP INCORPORATED


May 12, 1999                           /s/ Doyle R. Ramsey
                                       ------------------------------------
                                       Doyle R. Ramsey
                                       Executive Vice President and
                                       Chief Financial Officer


May 12, 1999                           /s/ Michael W. Dirks
                                       ------------------------------------
                                       Michael W. Dirks
                                       Vice President - Finance and
                                       Chief Accounting Officer

                                INDEX TO EXHIBITS


Exhibit Number                              Description
--------------                              -----------
27.399              Financial  Data  Schedule for the third  quarter of 1999
                    (for SEC use only)

27.398              Financial Data Schedule for the third quarter of 1998
                    (for SEC use only)

27.397              Financial Data Schedule for the third quarter of 1997
                    (for SEC use only)