Form 10-K405
period 1999-06-30
REPUBLIC GROUP INC
filed 1999-09-20
CIK 83226

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

(Mark One)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999
                                       OR
   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
   FOR THE TRANSITION PERIOD FROM ................... TO ......................
                          COMMISSION FILE NUMBER 1-7210

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

ON AUGUST 31, 1999, THERE WERE 11,802,337 SHARES OF THE REGISTRANT'S COMMON STOCK AND COMMON STOCK SHARE PURCHASE RIGHTS OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT (BASED UPON THE CLOSING PRICE) ON AUGUST 31, 1999, WAS APPROXIMATELY $141,269,538.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE 1999 ANNUAL STOCKHOLDERS' MEETING ARE INCORPORATED BY REFERENCE INTO PARTS III AND IV.

================================================================================

                           REPUBLIC GROUP INCORPORATED

                                    FORM 10-K

                                  ANNUAL REPORT
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

Founded in 1961, Republic Group Incorporated is an integrated manufacturer and distributor of recycled paperboard and gypsum wallboard. Management believes the Company is one of the leading producers of certain grades of recycled paperboard sold to manufacturers of consumer and industrial paperboard products such as tubes, cans, cores, spools, drums, partitions, puzzles and games as well as one of the leading suppliers of gypsum-grade recycled paperboard to independent gypsum wallboard producers. In addition, the Company sells reclaimed paper fiber for use in its recycled paperboard business as well as for sale to third parties. Republic sells its products to customers located in 43 states. In addition to the Duke, Oklahoma gypsum wallboard plant, the Company has recycled paperboard mills at Commerce City, Colorado, Hutchinson, Kansas and Halltown, West Virginia and is in the process of constructing a recycled paperboard mill at Lawton, Oklahoma. Also, the Company operates paper fiber recycling centers at Denver, Colorado, Topeka, Kansas and Kansas City, Missouri. The Company had net sales and net income of $137,942,000 and $15,232,000, respectively, in fiscal 1999. Before intercompany eliminations, the Company's recycled paperboard (which includes reclaimed paper fiber) and gypsum wallboard businesses accounted for approximately 50% each of Republic's total net sales during fiscal 1999.

The following table summarizes the Company's businesses:

                                                                                                 PERCENT OF
                                                                                                 FISCAL 1999
                                                                                                CONSOLIDATED
      BUSINESS              PRODUCT            END-USE MARKET              SITE(S)                NET SALES
-------------------  ---------------------  --------------------  ------------------------      -------------
                                                                                                 (INCLUDING
                                                                                                INTERCOMPANY)

Recycled Paperboard  Gypsum-grade recycled  Internal              Commerce City, Colorado;          18%
                     paperboard             (approximately 15%    Hutchinson, Kansas
                                            of fiscal 1999
                                            recycled paperboard
                                            net sales) and
                                            third-party use in
                                            the manufacture of
                                            gypsum wallboard

                     Recycled paperboard    Sale to               Commerce City, Colorado;          29%
                     rolls and sheets       manufacturers of      Hutchinson, Kansas;
                                            paperboard tubes,     Halltown, West Virginia
                                            cans, cores, spools,
                                            drums, partitions,
                                            puzzles and games
                                            for sale to
                                            third-parties

                     Reclaimed paper fiber  Internal              Denver, Colorado;                  3%
                                            (approximately 46%    Topeka, Kansas;
                                            of fiscal 1999        Kansas City, Missouri
                                            reclaimed paper
                                            fiber net sales) and
                                            third-party use in
                                            the manufacture of
                                            recycled paperboard

Gypsum Wallboard     Gypsum wallboard       Gypsum wallboard      Duke, Oklahoma                    50%
                                            distributors and
                                            residential and
                                            commercial builders
                                            and remodelers

Management has undertaken a number of important strategic initiatives designed to increase Republic's production capabilities. The Company is using the proceeds of the sale of $100,000,000 of 9.50% Senior Subordinated Notes (the "Notes") issued July 15, 1998, together with proceeds of borrowings under an $85,000,000 credit facility entered into with a bank syndicate on July 15, 1998, to construct a new recycled paperboard mill at Lawton, Oklahoma. The Company intends to use the Lawton mill primarily for the production of gypsum-grade recycled paperboard with weight and surface characteristics superior to that currently available in the United States. Management believes that the operation of the Lawton mill will position Republic as one of the largest third-party suppliers of gypsum-grade recycled paperboard in North America. The Lawton mill is expected to have, after the start-up period, a productive capacity of approximately 220,000 tons per annum, which will approximately double Republic's recycled paperboard capacity. The Company intends to sell approximately 50% of the Lawton mill's output pursuant to a long-term supply agreement (the "Hardie Agreement") with James Hardie Gypsum, Inc. ("Hardie"), and to use approximately 25% of the Lawton mill's output to source its own gypsum wallboard operations. Presently, management estimates that the Lawton mill will cost approximately $170,000,000, inclusive of related working capital requirements and capitalized interest, and will achieve commercial production during the first quarter of calendar year 2000.

The Company, in late January 1999, completed the second phase of a two-phase expansion of the Duke plant that will ultimately, after the start-up phase, increase its theoretical capacity from 570 million to 1.2 billion square feet per year. Theoretical design capacity assumes operating at optimum-rated production line speeds over industry standard operating days producing only 1/2-inch gypsum wallboard. Based on the mix of actual products produced, the Company believes its annual practical capacity is approximately 1.0 to 1.1 billion square feet. The start-up phase has been slower than initially anticipated by the Company. In the June 1999 quarter, the first full quarter of operations, the Duke plant operated at approximately 63% of theoretical capacity or about 69% to 76% of practical capacity. The Company expects to see a gradual increase in production output and efficiencies during fiscal 2000. In addition, in fiscal year 1998, the Company completed an expansion of the capacity of the Commerce City mill and the Hutchinson mill by approximately 25% in the aggregate. Management believes that these initiatives, together with the construction of the Lawton mill and the continued expansion and incremental upgrading of its facilities, will significantly increase Republic's overall production capabilities as well as enhance its competitive position in both the recycled paperboard and gypsum wallboard businesses.

COMPETITIVE STRENGTHS

The Company believes that it has the following competitive strengths:

LOW COST PRODUCTION. The Company strives to be a low cost producer and continually seeks to improve efficiency and allocate production in order to maximize capacity utilization. Management believes that the use of high-speed manufacturing equipment in particular has enabled the Company to significantly reduce labor costs, waste and production time. As production rates and efficiencies improve at the Company's expanded Duke plant during its start-up phase, management expects total per unit costs will decrease significantly due to economies of scale. In addition, management believes that the strategic locations of the Company's facilities provide it with cost advantages, including reduced transportation and warehousing costs.

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

WELL-INTEGRATED OPERATIONS. Management believes that the Company's well-integrated operations reduce its dependence on third-parties and its overall production costs. The Duke plant obtains substantially all of its requirements for raw gypsum from quarries owned and operated by the Company and purchases a major portion of its requirements for recycled paperboard from the Commerce City mill and the Hutchinson mill. The Company's recycled paperboard mills, in turn, purchase approximately 41% of their reclaimed paper fiber needs from the Company's own reclaimed paper fiber operations. The Company also owns and operates a short-line railroad that it uses to transport approximately one-third of its gypsum wallboard to major carriers located 15 miles from the Duke plant for distribution throughout the United States.

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

MANAGEMENT EXPERIENCE. The Company, which was founded by its current president and chief executive officer in 1961, has assembled a management team with a strong track record and an average of approximately 17 years of service per executive officer. The Company's current management team has successfully diversified product lines, increased sales, strengthened customer and supplier relationships, improved manufacturing efficiencies and productivity and selected and integrated strategic acquisitions, all of which have enhanced the competitive strength of the Company.

BUSINESS STRATEGY

The Company intends to take advantage of its competitive strengths by pursuing the following business strategy:

EXPAND PRODUCTIVE CAPABILITIES. Management believes that the operation of the Lawton mill will position Republic as one of the largest third-party producers of gypsum-grade recycled paperboard in North America. The Company expects the Lawton mill to produce gypsum-grade recycled paperboard that is 20-30% lighter, superior in quality and equal in strength characteristics to the gypsum-grade recycled paperboard that is otherwise currently available in the United States. Management believes that being the first producer to bring a technologically-improved gypsum-grade recycled paperboard to market will provide Republic with a distinct competitive advantage and increase the ability of the Company to sell its product in new markets. The Company intends to sell approximately 50% of the Lawton mill's output pursuant to the Hardie Agreement and expects to use an additional 25% of output to support its gypsum wallboard business. Management also expects the operation of the Lawton mill to allow Republic to redeploy some of its existing gypsum-grade paperboard capacity for non-wallboard use, thereby allowing the Company to continue to grow and diversify its recycled paperboard business. The Lawton mill will also be capable of producing tube stock and other consumer and industrial paperboard products, which management believes will help mitigate the impact of any future downturns in the housing and construction industry.

Management also believes that the ongoing upgrades and expansions to its existing facilities will further enhance and increase the Company's overall productive capacity. The improvements to the existing production line, together with the addition of a second production line at the Duke plant, provides the Company with the capability of producing both specialty products, such as the Company's 54-inch wallboard, and increased volumes of its core products, which management believes will allow Republic to increase its sales to existing customers as well as obtain new customers. The Company expects to transition the Hutchinson mill to tube stock and other consumer and industrial paperboard products before and during the ramp-up period of the Lawton mill. In addition, management believes that the improvements made at the Commerce City mill will produce a higher quality gypsum-grade paperboard that can be used in conjunction with the output from the Lawton mill.

CONTINUE TO OPERATE AS LOW COST PRODUCER. In order to maintain and improve its cost position, Republic expects to continue to identify opportunities for ongoing cost reductions. The Lawton mill is expected to be an efficient high-speed mill with lower than average operating costs as a result of its design specifications. In addition, management expects the production of lighter gypsum-grade paperboard at the Lawton mill to result in freight cost savings as well as reduced drying and delivery costs to gypsum wallboard producers. The expansions and improvements at the Duke plant, the Commerce City mill and the Hutchinson mill should also provide increased economies of scale. The Company continuously scrutinizes its manufacturing processes and overhead infrastructure to conserve material and energy, reduce set-up time and lower overhead expenses. To this end, the Company has identified additional short-term and longer-term cost saving opportunities, including incremental process equipment upgrades at the Company's existing recycled paperboard mills.

PURSUE STRATEGIC ACQUISITIONS. The Company may from time to time pursue small to medium-sized strategic acquisitions, particularly in the recycled paperboard business. Management believes that such acquisitions may provide opportunities to further diversify its product lines as well as consolidate operations and lower per unit costs.

COMPANY BACKGROUND AND HISTORY

The Company began manufacturing gypsum wallboard at the Duke plant in 1965, and, for the next 18 years, the Company operated almost exclusively as a producer of gypsum wallboard. Then, in 1983, in an effort to diversify and integrate its operations so as to make the Company more resistant to cyclical downturns in the construction industry, the Company began to shift its primary strategic focus away from the production of gypsum wallboard and toward the production of recycled paperboard. In 1983, the Company purchased the Commerce City mill and the Hutchinson mill; in 1993, the Company began an expansion program to increase the productive capacity of these mills; in 1994, the Company purchased paper fiber recycling centers at Topeka, Kansas and Kansas City, Missouri; in 1995, the Company acquired the Halltown mill; and, in 1996, the Company opened a paper fiber recycling center at Denver. This shift in strategic focus diversified the Company both geographically and in terms of productive business segments. Moreover, by adding new operations that complement its core gypsum business, the Company has become significantly more vertically integrated. The Company's current operations provide it with access to both a steady supply of quality gypsum-grade recycled paperboard for its gypsum wallboard operations and additional supplies of reclaimed paper fiber for the Company's recycled paperboard mills.

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

In 1998, the Company completed a program to expand and develop its recycled paperboard business which involved the expenditure of approximately $16,000,000 and expanded the productive capacity of the Commerce City mill and the Hutchinson mill by approximately 25% in the aggregate. As of June 30, 1999, the rated productive capacity of the Company's three recycled paperboard mills was 213,500 tons per year.

RAW MATERIALS. The principal raw materials used by the Company's recycled paperboard mills are reclaimed paper fiber, water and chemicals. Reclaimed paper fiber is currently purchased from several sources, including the Company's own paper fiber recycling centers. Management believes that adequate supplies of reclaimed paper fiber will continue to be available from wholesalers located in cities near its recycled paperboard mills and its own paper fiber recycling centers. Since reclaimed paper fiber is a commodity, its cost is subject to quick corrections based on supply and demand. See--Management's Discussion and Analysis of Financial Condition and Results of Operations--Trends and Developments.

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

Electricity, natural gas and other utilities are available to the plants either at contracted rates or at standard industrial rates in adequate supplies, subject to standard industrial curtailment provisions. Management believes there are adequate supplies of coal available to the Halltown mill on either a contracted or spot basis. The Hutchinson and Halltown mills have the capability to generate approximately 45% of their electricity for internal use although, in fiscal 1999, these mills purchased substantially all electricity requirements as a cost reduction measure. During periods of natural gas curtailment, the Commerce City mill and the Hutchinson mill are equipped to use fuel oil. The Halltown mill can use either coal or fuel oil.

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

SALES, MARKETING AND DISTRIBUTION. The recycled paperboard products manufactured by the Company are sold to gypsum wallboard manufacturers and to converters that manufacture composite cans, cores, tubes and other packaging and specialty products. During fiscal 1999, approximately 15% of the recycled paperboard manufactured and shipped by the Company's recycled paperboard mills was consumed by the Company's gypsum wallboard manufacturing operations, approximately another 23% was shipped to other gypsum wallboard manufacturers and the balance was shipped to over 150 different converter customers. When the Hardie Agreement is fully implemented, Hardie is expected to account for a significant percentage of consolidated gross sales. See--Item 1--The Hardie Agreement.

In fiscal 1999, approximately 46% of the Company's reclaimed paper fiber sales were to the Company's recycled paperboard mills. The balance was sold to external customers. Most customers are located within 600 miles of the particular paper fiber recycling center. The Company's paper fiber recycling centers have the capability to sort and bale reclaimed paper fiber purchased from generators and haulers. In addition, the Company's paper fiber recycling centers act as brokers for certain generators of reclaimed paper fiber by arranging for direct shipments from the generator to the purchaser of the reclaimed fiber.

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

THE LAWTON MILL

The Lawton mill, currently under construction, is located in southwestern Oklahoma. The Lawton mill is designed to manufacture gypsum-grade recycled paperboard utilizing technologies that have been successfully employed in recycled paper mills that manufacture products other than recycled paperboard and in European gypsum-grade recycled paperboard mills, but that have not yet been entirely incorporated into any gypsum-grade recycled paperboard mills in the United States. These technologies include (i) the use of an advanced paper forming section using the "Fourdrinier" process, which has a pressurized headbox and forms paper sheets on a long wire table that permits machine speeds to be increased two to three times that of other formers, thereby allowing reduced labor costs per ton produced, (ii) an advanced control system, which immediately senses changes in the paper as it is being formed and adjusts the forming section of the paper machine to maintain the uniformity of the paper and also monitors and adjusts the reclaimed paper fiber cleaning process to maintain the quality of this raw material, (iii) modern pressing technology, which permits water removal in a way that provides more uniformity and enhances the properties of the paper, (iv) dryer felts on all dryer sections, which improve drying efficiency and reduce shrinkage, and (v) an enhanced cleaning and screening process for the reclaimed paper fiber that enhances the strength, surface characteristics and overall surface uniformity of the paperboard.

The Company expects that the Lawton mill will be able to produce recycled paperboard that is superior in surface characteristics to and approximately 20%-30% lighter than that currently produced in the United States, but that has equal strength characteristics. The Company believes that being the first to produce higher quality, lower basis-weight recycled paperboard will give it a competitive advantage over other recycled paperboard manufacturers until other mills using similar technology come on-line. The Company is aware of one other competitor that has announced the possible conversion of an older, existing paperboard mill that may be able to produce a light weight gypsum-grade paperboard. Because gypsum-grade recycled paperboard generally is sold on the basis of surface area, manufacturing lighter paper potentially translates into higher profit margins per ton for the recycled paperboard manufacturer. Lighter recycled paperboard also reduces drying costs associated with the production of gypsum wallboard by approximately 10% to 20% and reduces inbound and outbound freight costs for both recycled paperboard and gypsum wallboard. In addition, because the Lawton mill will be designed as an efficient, high-speed mill, operating costs are expected to be lower than existing mills now producing recycled paperboard for the wallboard industry. In addition to producing a product which should be more attractive to customers, it is anticipated that the lighter weight, better quality recycled paperboard from the Lawton mill will reduce production and transportation costs at the Duke plant.

The Lawton mill is expected to have the capacity to, ultimately, produce approximately 11 billion square feet, or approximately 220,000 tons, of gypsum-grade recycled paperboard annually. Production from the Lawton mill will be used both internally at the Duke plant and sold externally to other gypsum wallboard manufacturers. With the completion of the expansion of the Duke plant, the Company's internal demand for gypsum-grade recycled paperboard is ultimately expected to be approximately 2.5 billion square feet, or approximately 50,000 to 60,000 tons per year, which represents approximately 25% of the Lawton mill's capacity. An additional 5.2 billion square feet, or approximately 100,000-110,000 tons, comprising an additional approximate 50% of the Lawton mill's output, is expected to be purchased by Hardie pursuant to a long-term requirements agreement. The Company is actively pursuing potential customers for the Lawton mill's remaining output. Although primarily designed for the production of gypsum-grade recycled paperboard, the Lawton mill is also capable of producing recycled paperboard for other uses.

Presently, the Company estimates that the total cost of the Lawton mill, inclusive of related working capital requirements and capitalized interest, will be $170,000,000. Management expects that the Lawton mill will achieve commercial production during the first quarter of calendar year 2000.

The Company has an agreement for the design and construction of the Lawton mill with Fluor Daniel, Inc. ("Fluor Daniel"), an engineering and construction firm with substantial background in the construction of recycled paper mills. Fluor Daniel has an agreement for the paper machine to be used at the Lawton mill with Voith Sulzer, a manufacturer with extensive experience in the design and fabrication of paper machines using the Fourdrinier process. Of the estimated $170,000,000 cost of the Lawton mill, approximately $42,000,000 represents the cost of the paper machine.

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

One factor in the decision to locate the new mill at Lawton was the incentive package offered by the State of Oklahoma, Comanche County and the City of Lawton, which includes the provision of the real property upon which the Lawton mill is located, a cash incentive payment, certain income tax, sales tax and property tax benefits, the construction of a rail spur and an additional roadway to serve the site, the extension of a water line toward the site, pricing advantages on fresh water supplies and sewage and employee training and related services. In return for the incentive package, the Company has agreed not to sell the Lawton mill for a period of 15 years from completion, other than to an affiliate or successor, and to employ approximately 110 full time employees at the Lawton mill during the first five years of operation, subject to a reduction of up to 25% in the number of employees if technology and manufacturing processes or market conditions dictate that such a reduction is prudent.

The Company intends to use municipal water to supply the Lawton mill and municipal sewer systems to discharge its waste water after it is processed and treated at the mill. The Company believes that adequate supplies of electricity and natural gas are available to the Lawton mill. The Company believes that these utilities will be adequate for operations at the Lawton mill under normal circumstances. The Lawton mill will be served by a rail spur that will tie in to a major rail line operated by Burlington Northern Santa Fe Corporation. Lawton is located on an interstate highway and other major highways that will facilitate transportation by truck. The Company believes that adequate supplies of reclaimed paper fiber are available within reasonable distances from the Lawton mill.

THE HARDIE AGREEMENT

On May 14, 1998, the Company entered into the Hardie Agreement, pursuant to which the Company has agreed to supply at least approximately 90% of the gypsum-grade recycled paperboard requirements of Hardie's three gypsum wallboard plants with the bulk of such sales beginning in October 2000-January 2001. The Company expects the amount of paperboard supplied to Hardie pursuant to the Hardie Agreement eventually to account for approximately 50% of the Lawton mill's production. The Duke plant is expected to utilize another approximately 25% of the Lawton mill's output. There can be no assurance that the Company will be successful in obtaining supply agreements for the remainder of the output of the Lawton mill, and, in that case, the Company would attempt to sell the excess production in the spot market or under other short term arrangements.

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

GYPSUM WALLBOARD OPERATIONS

MANUFACTURING. The Company's gypsum wallboard manufacturing operations are conducted at the Duke plant near the Company's principal gypsum deposits. The addition of the second production line will ultimately, after the start-up phase, increase the Duke plant's theoretical design capacity from 570 million to
1.2 billion square feet of gypsum wallboard per year. Theoretical design capacity assumes operating at optimum-rated production line speeds over industry standard operating days producing only 1/2-inch gypsum wallboard. Based on the mix of actual products produced, the Company believes its annual practical capacity is approximately 1.0 to 1.1 billion square feet. Expenditures related to the expansion of the Duke plant were approximately $29,000,000 inclusive of capitalized interest. During the fourth quarter of fiscal 1999, the Company shipped a record 189 million square feet of gypsum wallboard. The Company expects a gradual increase in production and sales during fiscal year 2000.

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

GYPSUM SUPPLY. The Company owns in fee simple all surface rights and mineral rights to gypsum, gypsite and anhydride with respect to 2,374 acres of land near the Duke plant. Additionally, approximately 740 acres of mineral rights for gypsum, gypsite and anhydride are leased by the Company with an option to lease approximately another 720 acres. The Company estimates that the reserves of these gypsum deposits should be sufficient to supply the Duke plant operating at capacity for approximately 15 years. The land on which the deposits are located is adjacent either to paved or rock-surfaced roads and near a paved state highway which can be used during inclement weather for transporting the raw gypsum to the plant site. In the Company's opinion, other gypsum deposits are located in the immediate area and may be obtained at a reasonable cost. Ordinarily, a four to six-week supply of crushed raw gypsum is maintained at the Duke plant. The Company also owns substantial non-producing gypsum reserves in Nova Scotia, Canada.

OTHER RAW MATERIALS, UTILITIES AND FUEL. Other than gypsum, the principal raw material used by the Company in manufacturing gypsum wallboard is recycled paperboard. The primary sources of this recycled paperboard currently are the Commerce City mill and the Hutchinson mill. See--Item 1--Recycled Paperboard Operations.

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

SALES, MARKETING AND DISTRIBUTION. In 1999, approximately 63% of the Company's shipments of gypsum wallboard products went to customers located in its primary historical markets of Texas, Oklahoma, Colorado and Kansas. The remaining 37% of shipments went to customers in other states, with an emphasis on the midwestern and southeastern regions of the United States.

Gypsum wallboard is sold directly to building materials dealers and, in areas where custom of the trade dictates, to contractors and applicators. The Company's largest gypsum wallboard customer accounted for less than 5% of the

Company's consolidated sales in 1999. Sales representatives, working in separate territories, market gypsum wallboard for the Company. Most of these sales representatives have significant experience in the building materials industry.

Sales are made on credit terms allowing a cash discount for prompt payment in accordance with normal industry practice. Typically, orders are filled upon receipt. The Company produces to inventory, but balances inventories with orders. The backlog of orders for the Company's gypsum wallboard generally is not significant.

The Company utilizes contract and common carriers with dedicated tractors and trailers to meet the majority of the Company's trucking delivery requirements. The Company supplements the services provided by these dedicated carriers with other common carriers. The Company's strategy has enabled the Company to ship economically without affecting the timeliness of deliveries. Additionally, the Company ships approximately one-third of its product by rail. Rail shipments are facilitated by the Company's subsidiary, the Hollis & Eastern Railroad Company, a short-line railroad that connects the Duke plant with major rail lines located 15 miles away, thus enabling the Company to ship to distant markets economically. The Company also owns 155 railcars that operate in, and are dispatched through, the national rail system. The Company receives car hire revenues from its railcars.

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

There are approximately 11 manufacturers of gypsum wallboard in the United States, many of which have significantly greater financial resources than the Company. Three of these companies, Georgia-Pacific, National and USG, sell, in the aggregate, an estimated 75% to 80% of the wallboard in the United States. The Company believes that presently its sales represent approximately 2%-3% of the total gypsum wallboard sold nationally and approximately 10%-15% of the total gypsum wallboard sold in its primary historical markets.

In addition to the Company's expansion of the Duke plant, the Company is aware that certain other gypsum wallboard manufacturers have recently completed expansions of their gypsum wallboard plants or will complete construction of new plants this year. Additionally, other gypsum manufacturers have announced or are beginning the process of adding gypsum wallboard capacity and are expected to complete this process during the next two years. As a result of these and other expansions, the Company believes that a significant amount of new capacity may be on line in the near future, which could have a material adverse effect on gypsum wallboard selling prices. Furthermore, because high exit barriers exist in the gypsum wallboard industry, plants which are contributing to the excess capacity may not be dismantled during periods of low demand or low prices and may, therefore, be capable of a quick reentry into the market when the market improves.

Larger, multiple-plant gypsum wallboard manufacturers often have a competitive advantage over the Company in markets outside the Company's primary markets because of the strategic location of their plants as well as other cost efficiencies, such as the ability to spread fixed costs over several plants. See--Management's Discussion and Analysis of Financial Condition and Results of Operations--Gypsum Wallboard.

EMPLOYEES AND EMPLOYEE RELATIONS

The Company employs approximately 935 people. Approximately 615 are covered by collective bargaining agreements with four labor unions. The expirations of current collective bargaining agreements range from 1999 to 2003. The Company believes that its relations with employees are satisfactory.

ENVIRONMENTAL REGULATION

The Company's operations are subject to various federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the storage, handling and disposal of wastes, the remediation of contaminated soil and groundwater and the health and safety of employees. The nature of the Company's operations, which include quarrying gypsum by open-face mining methods and the manufacture of recycled paperboard, which involves the discharge of large volumes of waste water and solid waste, expose it to the risk of liability or claims with respect to environmental and worker health and safety matters. The Company believes that it is in material compliance with applicable federal, state and local environmental laws and regulations governing its operations. In 1997, the West Virginia Division of Environmental Quality (the "DEQ") filed a complaint alleging that Republic Paperboard Company of West Virginia (the "West Virginia Subsidiary") was in violation of certain provisions of its wastewater discharge permit at the Halltown mill and an administrative order entered into between the DEQ and the West Virginia Subsidiary. During fiscal year 1999, the West Virginia subsidiary negotiated an agreement and settlement with the DEQ of these allegations for a $25,000 payment which was approved by the court. See--Item 3--Legal Proceedings and Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental Matters.

A number of the Company's facilities have a history of industrial use. Under certain environmental laws a current or previous owner or operator of property, or the generator of wastes disposed of offsite, may be jointly and severally liable for site cleanup costs, regardless of fault. Responsible parties may also be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. In connection with the Company's preparation for a warehouse addition to the Commerce City mill, the Company discovered and has been investigating the presence of subsurface petroleum hydrocarbons. The Company retained an environmental consultant who concluded that fuel oil, jet fuel, and gasoline additives had migrated in the subsurface of the Company's property from an adjacent property. The Company has conducted its own investigations and the adjacent property owners have conducted their own investigations. Also, the Company and the adjacent owners have jointly sponsored investigations. As a result of the most recent jointly sponsored investigation, the Company again substantially verified the results obtained in earlier investigations. Additionally, the investigation uncovered newly discovered environmental conditions that appear to stem from underground storage tank use on the Company's property. The Company notified the Oil Inspection Section of the Colorado Department of Labor and Employment of the most recent results. Discussions among the parties continue. The Company has completed the construction of the warehouse addition under approval of the Colorado Department of Health. At this time, the Company has not ascertained the future liability, if any, of the above matters. Environmental expenditures directly related to these matters were not material for the last three fiscal years.

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

ITEM 2.  PROPERTIES.


The Company operates a gypsum wallboard manufacturing plant located at Duke, Oklahoma, three recycled paperboard mills located at Commerce City, Colorado, Hutchinson, Kansas, and Halltown, West Virginia, and three reclaimed paper recycling centers located at Kansas City, Missouri, Topeka, Kansas, and Denver, Colorado. In addition, the Company owns an office building at Hutchinson, Kansas, in which its corporate offices are located, and owns land at Lawton, Oklahoma where construction is taking place for a new recycled paperboard mill. The Company leases office space at Irving, Texas, for its Chairman. The table on Page 12 sets forth certain information with respect to such significant properties.

                                   PROPERTIES
               The Company's principal properties are shown below.

                               Nature of        Date      Company's       Approx.       Annual Productive           Type
         Location              Business       Acquired    Interest     No. of Acres          Capacity           Construction
--------------------------    -----------     --------    ---------    ------------   ----------------------    ------------
30th Avenue                    Corporate        1992        Owned            3                 --                Open span,
Hutchinson, Kansas              office                                                                            steel and
                                                                                                                  concrete
----------------------------------------------------------------------------------------------------------------------------
Greenway Drive                Chairman's        1993       Leased           --                 --                Open span,
Irving, Texas                   office                                                                            steel and
                                                                                                                  concrete
----------------------------------------------------------------------------------------------------------------------------
Highway 62                    Manufacture       1964       Owned/        197 plant         1.2 billion           Open span,
Duke, Oklahoma                  gypsum                     Leased       site; 2,374           sq. ft.               steel
                               wallboard                                owned, 740       (after start-up
                                                                          leased            phase) (1)
                                                                          gypsum
                                                                       deposits (1)
----------------------------------------------------------------------------------------------------------------------------
Baddeck, Nova Scotia            Gypsum          1971        Owned           492       Non-producing Reserves         --
                                deposit
----------------------------------------------------------------------------------------------------------------------------
Halstead and Sherman          Manufacture       1983        Owned      29 plant site          91,000             Open span,
Hutchinson, Kansas             recycled                                40 other              tons (2)             steel and
                              paperboard                               sites                                      concrete
----------------------------------------------------------------------------------------------------------------------------
Brighton Boulevard            Manufacture       1983        Owned            9                52,500             Open span,
Commerce City, Colorado        recycled                                                      tons (2)             steel and
                              paperboard                                                                          concrete
----------------------------------------------------------------------------------------------------------------------------
Main Street                    Reclaimed        1994        Owned            2                30,000             Open span,
Kansas City, Missouri         paper fiber                                                    tons (3)             brick and
                                                                                                                  concrete
----------------------------------------------------------------------------------------------------------------------------
Adams Street                   Reclaimed        1994        Owned           1/2               15,000             Open span,
Topeka, Kansas                paper fiber                                                    tons (3)             steel and
                                                                                                                  concrete
----------------------------------------------------------------------------------------------------------------------------
Ironton Street                 Reclaimed        1995        Owned           1.7               10,000             Open span,
Denver, Colorado              paper fiber                                                    tons (3)             steel and
                                                                                                                  concrete
----------------------------------------------------------------------------------------------------------------------------
Old Route 340                 Manufacture       1995        Owned           48                70,000             Open span,
Halltown, West Virginia        recycled                                                      tons (2)         steel, concrete,
                              paperboard                                                                        and concrete
                                                                                                                    block
----------------------------------------------------------------------------------------------------------------------------
Lee Boulevard                 Manufacture       1998        Owned           69               220,000             Open span,
Lawton, Oklahoma               recycled                                                      tons (4)         steel, concrete,
(Under construction)          paperboard                                              (after start-up phase)    and concrete
                                                                                                                    block
----------------------------------------------------------------------------------------------------------------------------

(1) Based on theoretical capacity operating at optimum-rated production line speeds 6-2/3 days per week, 24 hours per day producing only 1/2-inch gypsum wallboard. See Item 1--Business--Gypsum Wallboard Operations--Manufacturing and Gypsum Supply.

(2) Estimated capacity during current fiscal year, based on 350 production days, 24 hours per day.

(3)  Based on a one or two shift operation, 6 days per week.

(4) The Lawton mill, currently under construction, is expected to have a productive annual capacity of 220,000 tons and is anticipated to begin commercial production during the first quarter of calendar year 2000.

ITEM 3.  LEGAL PROCEEDINGS.

In October 1997, the DEQ filed a complaint against the West Virginia Subsidiary in the Circuit Court of Jefferson County, West Virginia. The complaint alleged that the West Virginia Subsidiary had violated and continued to violate a previous order entered into between the West Virginia Subsidiary and the DEQ on January 17, 1995 and further alleged that the West Virginia Subsidiary had violated and continued to violate certain provisions of its wastewater discharge permit. The West Virginia Subsidiary discharges treated process wastewater into a creek running through the Halltown mill pursuant to a permit issued to the West Virginia Subsidiary by the DEQ. The permit requires that the quality of the water that may be discharged into the creek under the permit comply with certain effluent limitations. The complaint alleged 33 violations over a time period from October 1995 to March 1997. The complaint also alleged that the earlier administrative order had been violated because of the failure of the West Virginia Subsidiary to pay a stipulated penalty of $1,000 for two alleged violations of the permit that occurred between January 1995 and October 1995. The DEQ was seeking by virtue of the complaint to require the West Virginia Subsidiary to enter into a consent agreement that sets forth a compliance schedule for correcting the alleged deficiencies in the wastewater treatment facilities of the West Virginia Subsidiary that have led to the alleged effluent excesses. The DEQ also requested a civil monetary penalty of an unspecified amount and its court costs including attorneys fees. During fiscal year 1999, the West Virginia subsidiary negotiated an agreement and settlement with the DEQ for a $25,000 payment which was approved by the court.

Other than as set forth above, there are no material pending legal proceedings involving the Company, other than ordinary routine litigation incidental to the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders of the Company during the fourth quarter of fiscal year 1999.

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

Name                       Position with the Company                   Age              First Became an Officer
----                       -------------------------                   ---              -----------------------
Phil Simpson               Chairman of the Board, President            64                        1961
                           Chief Executive Officer and Director

Doyle R. Ramsey            Executive Vice President and                48                        1992
                           Chief Financial Officer

Geary D. Cribbs            Senior Vice President                       56                        1992

Todd T. Brown              Vice President                              45                        1992

Susan G. Hall              Vice President                              53                        1993

James M. Britz             Vice President                              48                        1994

Janey L. Rife              Vice President and Treasurer                54                        1995

Lon D. Lewis               Vice President                              55                        1996

Joe T. Brown, Jr.          Vice President                              55                        1998

Michael W. Dirks           Vice President and                          37                        1998
                           Principal Accounting Officer

Phil Simpson has been Chairman of the Board of Directors, President and Chief Executive Officer for more than five years.

Doyle R. Ramsey was elected Executive Vice President in August 1998 and continues to hold the position of Chief Financial Officer. Mr. Ramsey has overall responsibility for the recycled paperboard business segment, finance, treasury, credit and human resources. Prior thereto, he served as Vice President-Finance and Chief Financial Officer from 1992 to 1998.

Geary D. Cribbs was elected Senior Vice President in March 1998. He is responsible for the Company's gypsum wallboard operations. Prior thereto, Mr. Cribbs served as Vice President from 1992 to 1998, and as General Manager of the Company's gypsum wallboard operations at Duke, Oklahoma.

Todd T. Brown was elected Vice President in September 1992. He is responsible for recycled paperboard operations.

Susan G. Hall was elected Vice President in October 1993. She is responsible for gypsum sales.

James M. Britz was elected Vice President in August 1994. He is responsible for environmental compliance, safety and human resource functions of the Company. He served as Director of Environmental, Safety and Health, and Human Resources from February 1993 to August 1994. Prior thereto, he held similar positions with the Genlyte Group, Inc.

Janey L. Rife was elected Vice President and Treasurer of the Company in August 1998. She has served as Treasurer and Secretary since May 1993.

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

Michael W. Dirks was elected Vice President and Principal Accounting Officer in August 1998. He has overall responsibility for accounting and management information services. Since 1991 Mr. Dirks has held the positions of Mill Controller, Corporate Accounting Manager, Special Projects Manager, and Manager of Internal Audit and Management Information Services. From May 1995 to December 1996, Mr. Dirks was employed by a public accounting and consulting firm.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                      PER SHARE MARKET PRICE AND DIVIDENDS
                               YEARS ENDED JUNE 30

                                          1999                                                   1998
                              -------------------------------                        --------------------------------
                                 Price Range        Dividends                           Price Range         Dividends
                               High       Low         Paid                            High       Low          Paid
                              ------     ------     ---------                        ------    ------       ---------
First quarter                 $20.88     $13.25       $0.09                          $19.94    $18.00         $0.09

Second quarter                 20.94      13.00        0.09                           21.38     15.25          0.09

Third quarter                  21.25      12.88        0.09                           21.06     16.38          0.09

Fourth quarter                 19.75      14.69        0.09                           22.38     17.63          0.09
                                                      -----                                                   -----
                                                      $0.36                                                   $0.36
                                                      =====                                                   =====

Republic Group Incorporated common stock is traded on the New York Stock Exchange under the symbol "RGC". At August 18, 1999, the number of stockholders of record was approximately 859.

ITEM 6.  SELECTED FINANCIAL DATA.


                                FINANCIAL REVIEW
             In thousands, except per share, ratio and percent data

                                                1999         1998         1997         1996         1995
                                              --------     --------     --------     --------     --------
Net sales                                     $137,942     $128,285     $123,697     $117,902     $ 96,413

Income before income taxes                      24,940       28,182       31,141       23,974       19,158

Net income                                      15,232       17,799       19,663       14,912       11,677

Total capital employed (1)                     243,307      110,214       88,289       96,716       85,094

Stockholders' equity, at year-end              104,015       92,179       77,845       62,664       50,569

Total assets                                   268,168      125,475      100,400      106,124       95,442

Interest-bearing debt (including
   current portion)                            125,000        5,950         --         24,840       28,000

PER SHARE DATA

Basic earnings per share (4)                  $   1.29     $   1.52     $   1.68     $   1.28     $   1.01

Diluted earnings per share (4)                    1.29         1.51         1.67         1.27         1.00

Common dividends (4)                             0.360        0.360        0.344        0.259        0.209

Stockholders' equity, at year-end (4)             8.78         7.81         6.60         5.34         4.33

RATIO AND PERCENT DATA

Net operating profit after-tax
   as a percent of net sales (2)                    13%          14%          17%          13%          13%

Return on average capital
   employed (percent) (2)                           16           21           20           19           25

Return on average stockholders'
   equity (percent) (3)                             16           21           28           26           26

Interest-bearing debt as a percent
   of total capital employed                        51            5         --             26           33

Ratio of current assets to
   current liabilities                             1.5          1.7          2.1          2.8          2.0

Ratio of year-end market value per
   common share to diluted earnings
   per share (4)                                  14.0         13.9         12.1         10.2          9.1

Ratio of average market value per share to
average book value per share (4)                   2.0          2.7          2.5          2.4          2.3

Basic weighted-average
   shares outstanding (4)                       11,771       11,705       11,698       11,640       11,603

Diluted weighted-average
   shares outstanding (4)                       11,851       11,798       11,795       11,736       11,669

NOTES:

(1) Total capital employed is equivalent to total assets less noninterest-bearing current liabilities.

(2) Net operating profit after-tax is equivalent to operating profit reduced by taxes computed using federal statutory tax rates. Return on average capital employed relates net operating profit after-tax to average total capital employed. The acquisition of the Halltown, West Virginia paperboard mill occurred on the last day of the fiscal year. As such, those assets are not used in the calculation of average total capital employed in fiscal year 1995, as they would distort the year-to-year comparisons. Construction in progress assets related to the expansion of the Duke, Oklahoma gypsum wallboard plant and the construction of the Lawton, Oklahoma paperboard mill began in fiscal year 1997. Those assets, along with excess cash associated with the financing of these projects, are not used in the calculation of average total capital employed for subsequent years, as they also would distort year-to-year comparisons. Excess cash is defined as cash, cash equivalents and investments in excess of $2,000,000.

(3) Return on average stockholders' equity is net income divided by average stockholders' equity employed during the year.

(4) All references to share amounts, per share amounts, and stock prices reflect a 10% stock dividend distributed in March, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Republic Group Incorporated is an integrated manufacturer and distributor of gypsum wallboard and recycled paperboard and also sells reclaimed paper fiber. The Company's operations are split into two operating segments: (i) recycled paperboard operations, which includes its reclaimed paper fiber operations, and
(ii) gypsum wallboard operations. Each segment accounted for approximately 50% of the Company's total net sales in fiscal 1999 prior to intercompany eliminations.

During fiscal 1999, the Company's gypsum wallboard business segment received a high percentage of its recycled paperboard requirements (approximately 15% of total recycled paperboard shipments) from its internal recycled paperboard mills. Also in fiscal 1999, the Company's recycled paperboard operations purchased approximately 41% of their requirements from the Company's reclaimed paper fiber operations and the remainder from many non-affiliated suppliers. The Company does enter into long-term contracts with its reclaimed paper fiber suppliers for a portion of its requirements; however, the majority is purchased month to month under long-standing relationships. The Company believes that its sales of recycled paperboard and reclaimed paper fiber to third parties at market prices partially hedge against increased costs of these products incurred by the Company's gypsum wallboard and recycled paperboard operations, respectively.

The Company's revenues from its recycled paperboard segment have increased significantly since 1994. In 1994, the Company purchased reclaimed paper fiber operations at Kansas City, Missouri and Topeka, Kansas. These two facilities provide the Hutchinson, Kansas recycled paperboard mill with a portion of its reclaimed paper fiber needs along with sales to non-affiliated customers. In 1995, the Company purchased a 100% recycled paperboard mill at Halltown, West Virginia giving the Company a presence in the East Coast region. The Company, in early fiscal 1996, began operations at a paper fiber recycling center at Denver, Colorado with a portion of its shipments used to supply the Commerce City, Colorado recycled paperboard mill. In 1998, the Company completed a five-year plan to increase its productive capacity of the Commerce City and Hutchinson mills by 25%. As of June 30, 1999, the rated annual capacity of the Company's three recycled paperboard mills was 213,500 tons.

In 1997, the Company began a strategic initiative to effectively double the productive capacity of both of its operating segments. The Company's gypsum wallboard segment has experienced strong results in the last several years as a result of the continued strong demand for gypsum wallboard primarily attributable to the strength of the economy in general and the construction industry in particular. During fiscal 1999, the Company completed the expansion project at its Duke, Oklahoma gypsum wallboard plant that will, after the start-up phase, ultimately increase its productive theoretical design capacity from 570 million to 1.2 billion square feet annually. Theoretical design capacity assumes operating at optimum-rated production line speeds over industry standard operating days producing only 1/2-inch gypsum wallboard. Based on the mix of actual products produced, the Company believes its annual practical capacity is approximately 1.0 to 1.1 billion square feet.

In June 1998, the Company commenced construction of a new recycled paperboard mill at Lawton, Oklahoma. The Lawton mill will produce primarily gypsum-grade recycled paperboard. The Company expects the gypsum-grade paperboard will have weight and surface characteristics superior to that currently available in the United States. Management believes that the operation of the Lawton mill will position Republic as one of the largest third-party suppliers of gypsum-grade recycled paperboard in North America. The Lawton mill is expected to have a production capacity of approximately 220,000 tons per annum, which will effectively double Republic's current recycled paperboard capacity. The Company intends to sell approximately 50% of the Lawton mill's output pursuant to a long-term supply agreement with James Hardie Gypsum, Inc. and to use approximately 25% of the Lawton mill's output to source its own gypsum wallboard operations at Duke, Oklahoma. The Company will need to find customers for approximately 25% of the Lawton mill's capacity and replacement customers for that portion of its existing sales that will be switched to the Lawton mill. Management estimates that the Lawton mill will cost approximately $170,000,000, inclusive of related working capital requirements and capitalized interest, and will achieve commercial production during the first quarter of calendar year 2000.

On July 15, 1998, the Company issued $100,000,000 of Senior Subordinated Notes (the "Notes") and entered into an $85,000,000 credit facility with a bank syndicate. The proceeds from these two sources of financing are primarily being used to finance the construction of the Lawton mill and for general and corporate purposes including working capital. Until operations commence, the Lawton mill will not generate any revenues and will continue to incur interest expense associated with the Notes and the credit facility and other non-capitalizable expenses associated with adding management and staff infrastructure. The Company has capitalized a significant amount of the interest expense on the Notes and the credit facility as a cost of the construction of the Lawton mill, mitigating the impact of such interest expense on the Company's net income. Additionally, after the Company has expended the proceeds of the Notes and borrowings under the credit facility toward the construction of the Lawton mill and until the Lawton mill begins commercial production and can be accretive to earnings for a period of time, the Company's additional leverage will make it more vulnerable to economic pressures from any delays in the project or cost overruns or from other factors that may produce adverse changes in the results of operations generally.

PRESENTATION OF FINANCIAL INFORMATION

In the following discussion of the Company's results of operations, segment results are presented prior to intercompany eliminations. Sales of recycled paperboard to the Duke plant are accounted for as sales by the recycled paperboard segment and included in cost of sales by the gypsum wallboard segment. These intersegment sales during fiscal years 1999, 1998 and 1997 accounted for approximately 14%, 13% and 15%, respectively, of the recycled paperboard segment's net sales. Unless otherwise stated, sales of reclaimed paper fiber within the recycled paperboard segment are eliminated in determining recycled paperboard segment results of operations. The Company believes that its intercompany sales approximate prevailing market prices. In determining operating profits for each segment, corporate general and administrative expenses have not been allocated to that segment.

FISCAL 1999 COMPARED TO FISCAL 1998

GENERAL. In fiscal 1999, the Company recorded record net sales of $137,942,000, an 8% increase from the $128,285,000 posted in fiscal 1998. The increase in fiscal 1999 was principally the result of a 4% increase in gypsum wallboard shipments and a 15% increase in selling prices of gypsum wallboard.

Consolidated operating profits in fiscal 1999 of $26,861,000 approximated the $27,005,000 recorded in fiscal 1998. Selling and administrative expenses as a percent of net sales increased to 14% in fiscal 1999 from 12% in fiscal 1998 mainly due to an increase of management and support staff related to expansion projects at the Duke wallboard plant and the Lawton mill. Consolidated net income was adversely affected by a $2,038,000 increase in interest expense, net of interest income, in fiscal 1999 from fiscal 1998 primarily associated with the Notes issued in July 1998. In fiscal 1998, consolidated net income was augmented by $1,000,000 of non-taxable life insurance income from a policy owned by the Company on an executive officer. A shift in state income tax liabilities increased the Company's effective tax rate to 39% in fiscal 1999 from 37% in fiscal 1998. The fiscal 1998 effective tax rate benefited from the aforementioned non-taxable life insurance income. The Company anticipates its effective tax rate to be approximately 40% in fiscal 2000 based on anticipated state apportionments.

Primarily as a result of the factors stated above, the Company's consolidated net income during fiscal 1999 decreased to $15,232,000 from $17,799,000 in fiscal 1998, a decrease of 14%. Diluted earnings per share decreased in fiscal 1999 to $1.29 per share, down from $1.51 in fiscal 1998.

RECYCLED PAPERBOARD. Shipments of recycled paperboard decreased 3% from 190,614 tons in fiscal 1998 to 185,793 in fiscal 1999 chiefly as a result of weakness in the East Coast uncoated recycled paperboard markets which adversely affected the sales of certain primary products produced by the Company. The Company was able to increase its overall shipments of recovered paper fiber by 23%. Additionally, shipments to unaffiliated customers of recovered paper fiber increased to 95,161 tons from 78,441 in fiscal 1998, a 21% increase.

Net sales for the recycled paperboard segment decreased 6% to $74,474,000 in fiscal 1999 from $79,228,000 in fiscal 1998 due to a 3% decrease in recycled paperboard shipments and a 4% decline in per unit net selling prices of recycled paperboard. The decline in per unit net selling prices was partially offset by a 4% decrease in per unit variable cost of sales, principally reclaimed paper fiber. The segment's operating profits declined from $9,658,000 in fiscal 1998 to $6,530,000 in 1999. The reduction in shipments, weakness in East Coast markets, and $1,123,000 of expenses related to the accelerated hiring and training of new employees at the Lawton mill were the primary factors for the decline in the segment's operating profits. Operating margins for the recycled paperboard segment, excluding expenses associated with the Lawton mill, were 10% and 12%, respectively, for fiscal 1999 and fiscal 1998.

GYPSUM WALLBOARD. During the fourth quarter of fiscal 1999, the Company shipped a record 189 million square feet of gypsum wallboard compared to 137 million square feet in the June 1998 quarter. This was the first full quarter of operations for the expanded Duke plant. Additionally, during fiscal 1999, shipments of gypsum wallboard also increased to a record 590 million square feet from the 566 million square feet shipped in fiscal 1998. This resulted primarily from the expansion project at the Duke plant and the strong demand for gypsum wallboard. The increased shipments and 15% increase in selling prices caused the gypsum wallboard segment net sales to increase to $73,557,000 in fiscal 1999 compared to $59,462,000 in fiscal 1998, a 24% increase. Total per unit costs increased 23% in fiscal 1999 from fiscal 1998. The principal factors affecting the increase in per unit costs were (i) inefficiencies in operating the Duke plant while constructing the second line, (ii) the addition and training of new production and management employees several months in advance of start-up of the second production line, (iii) inefficiencies with a slower than anticipated start-up of the re-configured Duke plant, and (iv) additional depreciation related to the expansion. As production rates increase at the Duke plant, the Company believes total per unit costs will be similarly reduced. The increase in shipments and selling prices more than offset the increase in costs. As a result, operating profits increased to $28,478,000 in fiscal 1999 from $24,342,000 in fiscal 1998. Operating margins for the gypsum wallboard segment were 39% in fiscal 1999 compared to 41% in fiscal 1998.

FISCAL 1998 COMPARED TO FISCAL 1997

GENERAL. In fiscal 1998, consolidated net sales increased approximately 4% to $128,285,000, from $123,697,000 for fiscal 1997. This increase in fiscal 1998 resulted largely from an increase of approximately 5% in the selling price of gypsum wallboard and an increase of approximately 4% in shipments of recycled paperboard to unaffiliated customers.

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

GYPSUM WALLBOARD. For fiscal 1998, shipments of gypsum wallboard were 566 million square feet compared to 570 million square feet in fiscal 1997. The slight decrease in shipments was due primarily to the inherent difficulty of operating a plant when such a large expansion project is occurring in the same facility. The continued strong demand for gypsum wallboard raised the selling price of gypsum wallboard by approximately 5% in fiscal 1998, which, in turn, caused net sales to increase approximately 6%, to $59,462,000 in fiscal 1998 from $56,194,000 in fiscal 1997. Total costs for the Company's gypsum wallboard operations also increased to $35,120,000 in fiscal 1998 from $33,006,000 in fiscal 1997, primarily from increased labor, overhead, and selling and administrative costs incurred in connection with the expansion of the Duke plant. Nevertheless, the increase in net sales outpaced the increase in total costs and, as a result, operating profits increased to $24,342,000 in fiscal 1998 from $23,188,000 in fiscal 1997. Operating margins for the gypsum wallboard segment were 41% in fiscal 1998 and fiscal 1997.

TRENDS AND DEVELOPMENTS

RECYCLED PAPERBOARD. The primary variable affecting the results of the Company's recycled paperboard segment has been the price of reclaimed paper fiber. The price of reclaimed paper fiber can fluctuate quickly and significantly. Historically, except for increases of short duration, the Company has generally been able to raise its recycled paperboard selling prices as the cost of reclaimed paper fiber increases, but there is usually a 30 to 90 day time lag which causes recycled paperboard operating margins to be adversely impacted. Conversely, the Company becomes the beneficiary of slowly declining selling prices and rapidly declining reclaimed paper fiber costs, resulting in improved operating margins for the recycled paperboard segment. Reclaimed paper fiber costs represented approximately 23%, 30% and 26%, respectively, of the total operating costs for the recycled paperboard mills in fiscal 1999, fiscal 1998 and fiscal 1997. The fluctuation in the percentages reflects, primarily, the change in the cost of reclaimed paper fiber. In fiscal 1997, reclaimed paper fiber costs declined slowly in the year and began to increase again later in the year while net selling prices continued to decline, resulting in operating margins of approximately 19%. Reclaimed paper fiber costs rose sharply during the first quarter of fiscal 1998, but gradually declined during the remainder of the fiscal year. As the Company commenced to increase net selling prices during the first half of fiscal 1998, the cost of reclaimed paper fiber started to decline thus not allowing the implementation of a general price increase. As a result, in fiscal 1998, the recycled paperboard segment operating margin decreased to 12%. In fiscal 1999, reclaimed paper fiber costs declined or remained steady during most of the year, but then began increasing during the fourth quarter. Since May 1999, reclaimed paper fiber prices have increased significantly. The Company is currently in the process of implementing selling price increases although there is no assurance that such selling price increases will be accepted in the market place.

The Company is aware of one other competitor that has announced the possible conversion of an existing paperboard mill to produce gypsum-grade paperboard. This new capacity could have a material adverse effect on the Company's gypsum-grade paperboard business.

GYPSUM WALLBOARD. The price of and demand for gypsum wallboard depends on the level of new construction and home repair and remodel activity, which in turn, depends on general economic conditions, interest rates and the availability of short and long-term financing. Low interest rates and a strong domestic economy caused demand for gypsum wallboard to be very strong throughout 1997, 1998 and 1999. New construction activity continues to be robust as does the demand for gypsum wallboard in the repair and remodel segment of the industry. As a result of consistent demand for gypsum wallboard, prevailing selling prices have generally increased during the same periods and currently selling prices are at all time highs.

In addition to the Company's expansion of the Duke plant, the Company is aware of other gypsum wallboard manufacturers that have recently completed expansions of their gypsum wallboard plants or will complete construction of new plants this year. Additionally, other gypsum manufacturers have announced or are beginning the process of adding new gypsum wallboard capacity and are expected to complete this process during the next two years. As a result of these and other expansions, the Company expects that a significant amount of new capacity may be on line in the near future which could have a material adverse effect on shipments and selling prices of gypsum wallboard.

The expansion of the Duke plant will ultimately, after the start-up phase, increase its theoretical capacity to 1.2 billion square feet annually. The start-up phase has been slower than initially anticipated by the Company. In the June 1999 quarter, the first full quarter of operations, the Duke plant operated at approximately 63% of theoretical capacity or about 69% to 76% of practical capacity. See--Management's Discussion And Analysis--Overview. The Company expects to see a gradual increase in production output and efficiencies during fiscal 2000. Additionally, total per unit costs increased 23% in fiscal 1999 from fiscal 1998, primarily related to the expansion as discussed previously. See--Management's Discussion And Analysis--Fiscal 1999 Compared to Fiscal 1998--Gypsum Wallboard. As production rates increase, the Company believes total per unit costs will be similarly reduced due to economies of scale.

YEAR 2000 COMPLIANCE

The Company uses a number of computer software programs, operating systems, and types of equipment with embedded computer chips in its internal operations, including applications used in the Company's financial business systems, manufacturing processes and administrative functions. To the extent that the programs, operating systems, and equipment contain source code or embedded computer chips that are unable to interpret appropriately the upcoming calendar year 2000, some level of modification or possible replacement will be necessary. A team of employees from various areas within the Company was appointed to address the Year 2000 issue during fiscal year 1998. This committee completed the Year 2000 Compliance program during the June 1999 quarter and presently expects that all of its core operations and essential functions will be ready for the Year 2000 transition.

STATE OF READINESS. In order to establish priorities for assessment and remediation of Year 2000 issues, all computerized systems were inventoried and classified as follows:

         Level 1: These are the most critical systems. They include items that could have a material adverse effect through extended production interruptions, potential revenue losses, or significant expenditures. (e.g., utilities, manufacturing and financial functions)

         Level 2: These are systems that should not have a material adverse effect on the Company but are needed to remain competitive. (e.g., telephones and computers)

         Level 3: These are systems that are desirable and enable employees to work more efficiently. (e.g., voice mail, pagers, and copiers)

Although the Company's Year 2000 initial compliance program is complete, these processes will continue to be in effect up to and into the Year 2000. To date, the Company believes that the items which it has identified as level 1 or level 2 will be compliant with no material impact on the Company's operations, liquidity, or capital resources. Additionally, the Company anticipates those items identified as Level 3 will be compliant.

As part of its Year 2000 compliance program, the Company requested information from a majority of its customers and vendors concerning their Year 2000 compliance. Responses were received from many key customers indicating that they do not presently anticipate any significant Year 2000 problems. Although possible Year 2000 interruptions in customers' operations could result in reduced sales, increased inventory or receivable levels and reduction in cash flow, the Company believes that its customer base is broad enough to minimize the effects of such occurrences.

COSTS TO ADDRESS YEAR 2000 ISSUES. The Company executed its Year 2000 program primarily with internal resources. The principal costs associated with these internal resources were payroll and employee benefits of the members of the Year 2000 committee and the Company's information technology ("IT") department, third party consultants, and hardware and software upgrades. The Company does not separately track the internal costs attributable to the Year 2000 program. Internal costs related to payroll, employee benefits, and third party consultants are estimated to be approximately $250,000 through June 30, 1999. The Company estimates the total cost of its Year 2000 project will be less than $350,000. Starting in fiscal year 1995, the Company replaced substantially all of its business systems hardware and software. The Company estimates expenditures of approximately $300,000 in fiscal year 2000 for periodic, scheduled upgrades of hardware and software. All costs of Year 2000 compliance are recorded as an expense in the period incurred and are not expected to be material to the Company's operations, liquidity, or capital resources.

CONTINGENCY PLANS. Contingency plans were drafted for potential risks that could have a material adverse effect through extended production interruptions, potential revenue losses or significant expenditures. These plans have been developed and are being managed at each facility depending on their requirements, customers, vendors and service providers. Examples of contingency plans that are being considered and may be implemented are stockpiling certain raw materials, use of manual processing procedures in the event of computer failure, alternate energy sources and internal generation of electricity. These contingency plans should help ensure that the Company can continue operations with minimal financial loss.

RISKS OF YEAR 2000 ISSUES. Although the Company believes that it has a compliance plan that will limit the risk that the Year 2000 issue will have a material adverse effect on the Company, the ultimate impact of this issue on the Company is uncertain. Suppliers' failure to deliver raw materials and third parties' failure to supply power and/or telecommunications systems to manufacturing plants could result in delayed delivery of products to customers, which could have a material adverse effect on earnings and cash flow. In addition, customers' non-compliance could result in the loss of customers or a customer's inability to purchase or pay for products, which would have a material adverse effect on earnings and cash flow.

This disclosure is provided pursuant to Securities Exchange Act Release No. 34-40277. This disclosure is subject to protection under the Year 2000 Information and Readiness Disclosure Act of 1998, Public Law 105-271, as a "Year 2000 Statement" and "Year 2000 Readiness Disclosure" as defined therein.

ENVIRONMENTAL MATTERS

In connection with the Company's preparation for a warehouse addition to its paperboard mill located at Commerce City, Colorado, a suburb of Denver, the Company discovered and has been investigating the presence of subsurface petroleum hydrocarbons. The Company retained an environmental consultant who concluded that fuel oil, jet fuel and gasoline additives had migrated in the subsurface of the Company's property from an adjacent property. The Company has conducted its own investigations and the adjacent property owners have conducted their own investigations. Also, the Company and the adjacent owners have jointly sponsored investigations. As a result of the most recent jointly sponsored investigation, the Company again substantially verified the results obtained in earlier investigations. Additionally, the investigation uncovered newly discovered environmental conditions that appear to stem from historical underground storage tank use on the Company's property. The Company notified the Oil Inspection Section of the Colorado Department of Labor and Employment of the most recent results. Discussions among the parties continue. The Company has completed the construction of the warehouse addition under approval of the Colorado Department of Health. At this time, the Company has not ascertained the future liability, if any, of the above matters. Environmental expenditures directly related to these matters were not material during the last three fiscal years.

Management believes that compliance with environmental laws and regulations is a cost of manufacturing that has widespread applicability to the members of the industries in which the Company is competing. Historically, the Company has not incurred material costs or penalties with respect to the remediation of environmental problems; however, the discovery of new facts and future events, including changes in the law, unknown practices by prior owners and spills by neighboring facilities, could result in material environmental problems, and there can be no assurance that such matters will not adversely affect the Company's financial condition, results of operations or competitive position in the future.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's operations have generated sufficient cash for working capital purposes, and the Company has borrowed only for acquisitions and major capital improvements. The following is a summary of certain financial statistics and balances related to the liquidity and financial condition of the Company for the three fiscal years ended June 30.

$ in thousands                                                               1999           1998            1997
--------------------------------------------------------------------     ------------    -----------    ------------
Working capital                                                          $     13,126    $    11,024    $     12,939

Current ratio                                                                   1.5:1          1.7:1           2.1:1

Cash and cash equivalents plus investments and marketable securities     $      6,192    $     1,124    $      2,086

Net cash provided by operating activities                                $     29,031    $    28,299    $     28,690

Additions to property, plant and equipment                               $    135,471    $    31,191    $     11,556

Dividends paid                                                           $      4,238    $     4,215    $      4,020

Long-term debt                                                           $    125,000    $     5,950    $       --

Total capital employed
    (total assets less noninterest-bearing current liabilities)          $    243,307    $   110,214    $     88,289

On July 15, 1998, the Company received proceeds from the sale of $100,000,000 of 9.5% Senior Subordinated Notes (the "Notes") with a maturity date of July 15, 2008. The proceeds from the Notes, along with a credit facility of up to $85,000,000 entered into with a bank syndicate on July 15, 1998, is being used primarily to finance the construction of the Lawton mill and for general and corporate purposes, including working capital. On July 15, 1998, the Company used a portion of the proceeds from the sale of the Notes to repay the outstanding principal balance ($5,950,000) of a then existing revolving credit facility along with accrued interest. Upon repayment, the Company terminated the revolving credit facility. Outstanding balances under that facility bore interest at a rate equal to LIBOR plus an agreed margin (ranging from 50 to 150 basis points) or the bank lender's prime rate less 0.75%.

Interest payment dates on the Notes are January 15 and July 15, and commenced on January 15, 1999. Each semi-annual interest payment is $4,750,000. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 2003, at a redemption price of 104.75% which reduces to 100% on or after July 15, 2005. In addition, prior to July 15, 2001, the Company may redeem up to 35% of the principal amount of the Notes with the net cash proceeds received by the Company from one or more public equity offerings, at a redemption price of 109.50%. The Notes include financial and other covenants of the kind generally included in such indebtedness.

The $85,000,000 credit facility is being used as a revolving line of credit until the conversion date. The conversion date is defined as the earlier of July 15, 2000 or start-up of the Lawton mill which is currently expected to occur during the first quarter of calendar year 2000. At that time, the facility will convert into a term loan with a principal amount of up to $50,000,000 and a revolving credit facility with a $35,000,000 maximum principal amount. After the conversion, the principal of the term loan will amortize over four years with 10% due during the first year, 20% during the second year, 30% during the third year and 40% during the fourth year. The revolving credit facility will mature in four years. Availability under the credit facility is not subject to a borrowing base but is subject to, among other things, a condition that the lenders receive certain assurances that the construction of the Lawton mill is progressing on a satisfactory schedule and within agreed-upon cost parameters. The borrowings under the credit facility are guaranteed by each of the Company's material subsidiaries and are secured by a mortgage on the Lawton mill, a pledge of stock of the Company's subsidiaries and security interests in substantially all other personal property of the Company and its subsidiaries. At such time, if any, as outstanding loans under the credit facility exceed $50,000,000, the lenders may require that other real property and improvements of the Company and its subsidiaries be mortgaged as security for the credit facility. Outstanding principal amounts on the credit facility bear interest at a variable rate equal to, at the election of the Company, (i) the LIBOR, plus an agreed margin (ranging from 75 to 175 points), which is to be established annually based upon the Company's leverage ratio or (ii) the higher of (a) Bank of America corporate prime rate and (b) the sum of 1/2 of 1% plus the federal funds rate, plus, in each case, an agreed margin (ranging from 0 to 75 points). Interest payments under the credit facility are payable quarterly. Under the credit facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to excess cash flow, debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, interest coverage ratio, minimum EBITDA, and limitations on capital expenditures and dividends. The credit facility does not restrict the transfer of funds to the parent by the subsidiaries. The Company had borrowings outstanding of $25,000,000 under the credit facility as of June 30, 1999 at a weighted-average interest rate of 6.73%.

During fiscal 1999, the Company used the $29,031,000 of cash generated from operations and $119,050,000 of net debt borrowings to fund $135,471,000 of additions to property, plant and equipment, $5,105,000 of debt issue costs associated with the Notes and credit facility, and to pay $4,238,000 in dividends to shareholders. Capital expenditures relating to the construction of the Lawton mill and the expansion of the Duke plant, including the purchase of related railcars were approximately $108,000,000 and $18,000,000, respectively, during fiscal 1999. Management estimates that the Lawton mill will cost, including capitalized interest and related working capital requirements, approximately $170,000,000. The Company estimates that it will spend approximately $54,000,000 in fiscal year 2000 to complete and provide working capital for the Lawton mill and approximately $14,000,000 to $18,000,000 to upgrade equipment at the Company's other facilities. The credit facility imposes limits on the Company's ability to make capital expenditures, but the Company expects that those limits will not prevent it from implementing its capital expenditure program.

As of June 30, 1999, the Company had available for borrowing, $60,000,000 of the $85,000,000 credit facility. The Company believes that the remaining portion available under the credit facility, together with cash generated by operations in fiscal 2000, will be sufficient (i) to complete the construction of the Lawton mill, (ii) to fund the other capital expenditure requirements identified above, (iii) to fund the Company's working capital requirements including interest payments, (iv) to pay dividends to stockholders and (v) to fund other general and corporate requirements.

The Company paid cash dividends of $4,238,000, $4,215,000 and $4,020,000 in fiscal 1999, 1998 and 1997 respectively. Quarterly dividends historically have been paid in September, December, March and June. Both the schedule and payment of cash dividends are subject to the approval of the Company's Board of Directors. The credit facility and the Indenture impose limits on the Company's ability to pay dividends, but the Company does not anticipate that such limits will prevent the payment of dividends at historical levels. In most cases, the limits imposed by the credit facility are the most restrictive. Under those limits, the Company may pay cash dividends and/or redeem its stock in aggregate amounts of not more than (a) $5,300,000 in each fiscal year ending on or before the conversion date, (b) $5,500,000 in each of the first and second fiscal years ending after the conversion date, (c) $6,000,000 in each of the third and fourth fiscal years ending after the conversion date and (d) without limitation thereafter.

MARKET RISK EXPOSURE

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

The Company is exposed to interest rate risk primarily through its borrowing activities. As of June 30, 1999, the Company had outstanding $100,000,000 of Notes carrying a 9.5% fixed interest rate. This fixed rate obligation does not expose the Company to risk of earnings or cash flow loss due to the changes in market interest rates; however, the fair value of the Notes is sensitive to changes in interest rates. A hypothetical 100 basis point change in interest rates would result in a corresponding change of approximately $5,900,000 in the fair value of the Notes assuming a July 15, 2008 redemption.

As of June 30, 1999, the Company had $25,000,000 of borrowings outstanding under its credit facility under which any outstanding balance bears interest at variable rates. With respect to all borrowings under the credit facility, interest rate changes generally do not affect the fair value thereof, but do impact future earnings and cash flows. A hypothetical 100 basis point change in interest rates would not have a material impact on the Company's future earnings and cash flows based on the Company's outstanding variable rate borrowings as of June 30, 1999. See--Management's Discussion And Analysis of Financial Condition And Results of Operations--Liquidity and Capital Resources for additional discussion of the terms of the Notes and the credit facility.

FORWARD-LOOKING AND OTHER STATEMENTS

Statements in this report that are not historical facts are forward-looking statements pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Investors should be aware of factors and uncertainties that could have a material, negative impact on the Company results. These include, but are not limited to, the following:

1. In the recent past, the Company and the industry as a whole have seen, due to supply and demand extremes, severe fluctuations in the cost of reclaimed paper fiber. A rapid rise in the cost of this raw material would restrict margins at the Company's recycled paperboard mills. This is due generally to a 30 to 90 day time lag between increased raw material costs and subsequent selling price increases. Additionally, selling price increases may only be achievable if recycled paperboard demand allows industry operating rates to remain at or above historical levels.

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

3. The Company is generally aware of other manufacturers constructing or expanding their gypsum wallboard plants or recycled paperboard mills. These plants may compete in the Company's product and market areas which could have a negative impact on the Company's results. See--Management's Discussion And Analysis--Trends and Developments.

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

7. The Company's future results could be affected negatively by unknown consequences of present and future governmental laws and regulations, including those relating to environmental compliance and, as specifically discussed above concerning environmental matters at the Company's Commerce City, Colorado paperboard mill. See--Management's Discussion And Analysis--Environmental Matters.

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

10. There is no assurance that the start-up curve of the second production line and the newly configured original production line at the Company's Duke, Oklahoma gypsum wallboard plant will meet management's expectations or that the plant will ultimately reach its theoretical design capacity of 1.2 billion square feet annually.

11. The Company's inability to successfully and timely complete, without cost overruns, the construction of the Lawton, Oklahoma recycled paperboard mill, could have a material adverse effect on the Company. As this capital project nears completion, the Company has no assurance on the cost of or availability of raw materials or the operating results thereof.

12. There is no assurance that the Company's Duke, Oklahoma gypsum wallboard plant can convert to the use of recycled paperboard supplied by the Lawton mill, or that the Company will be able to find replacement customers for that portion of the productive capacity of the Hutchinson mill that presently supplies the Duke plant. The Company expects to shift approximately one-third of the production at the Hutchinson mill currently used for the manufacture of gypsum-grade recycled paperboard to other grades of recycled paperboard and to continue concentrating the Commerce City mill on the production of gypsum-grade recycled paperboard.

13. The Company expects that the amount of paperboard supplied to James Hardie Gypsum, Inc. ("Hardie") pursuant to a long-term supply agreement will eventually account for approximately 50% of the Lawton mill's productive capacity. Additionally, approximately 25% of the Lawton mill's productive capacity will be used by the Company's Duke, Oklahoma gypsum wallboard plant. There is no assurance the Company can sell the remaining 25% of productive capacity. There is no assurance the Company will be able to produce paperboard meeting Hardie's specifications and requirements. A loss of Hardie or any key customer could have an adverse effect on the Company's operations. If the Company is unable to give notice that commercial production has been achieved at the Lawton mill by July 1, 2001, Hardie may terminate the agreement.

14. The preceding comments regarding the Company's year 2000 plans represent the Company's best faith estimates of what reasonable steps it has taken to achieve year 2000 compliance. However, there can be no assurance that the Company's assessment of this risk will be accurate, or that its process will have identified or resolved problems associated with the year 2000 issue. As a result, the Company cannot ensure that the year 2000 issue will not materially affect its operations and business, or expose it to third-party liability.

Other uncertainties and risks which could affect the Company can be found in other sections of this report as well as in other filings with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The response to this item is set forth in Item 7 of this Form 10-K. See--Management's Discussion and Analysis--Market Risk Exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements, along with the Financial Statement Schedule filed herewith, are listed in the Index below.

                                                                                         Page Reference
                                                                                         --------------
Consolidated Statements of Income for the years ended
June 30, 1999, 1998, and 1997                                                                   26

Consolidated Balance Sheets at June 30, 1999 and 1998                                           27

Consolidated Statements of Cash Flows for the years
ended June 30, 1999, 1998, and 1997                                                             28

Consolidated Statements of Stockholders' Equity for the
years ended June 30, 1999, 1998, and 1997                                                       29

Notes to Consolidated Financial Statements                                                     30-38

Report of Independent Public Accountants--Consolidated
Financial Statements                                                                            39

Report of Management                                                                            39

Report of Independent Public Accountants--Report on
Form 10-K                                                                                       S-1

Schedule II--Valuation and Qualifying Accounts and Reserves                                     S-2

                        CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                    1999                  1998                   1997
                                               --------------        --------------        --------------
Gross sales                                    $  158,886,000        $  148,627,000        $  144,234,000
Less freight and discounts                         20,944,000            20,342,000            20,537,000
                                               --------------        --------------        --------------
Net sales                                         137,942,000           128,285,000           123,697,000
Costs and expenses:
   Cost of sales                                   92,128,000            85,339,000            77,596,000
   Selling and administrative expenses             18,953,000            15,941,000            14,345,000
                                               --------------        --------------        --------------
                                                  111,081,000           101,280,000            91,941,000
                                               --------------        --------------        --------------
Operating profit                                   26,861,000            27,005,000            31,756,000
Other income (expense):
   Interest expense                                (4,271,000)               (5,000)           (1,476,000)
   Interest income                                  2,410,000               182,000               874,000
   Miscellaneous, net                                 (60,000)            1,000,000               (13,000)
                                               --------------        --------------        --------------
                                                   (1,921,000)            1,177,000              (615,000)
                                               --------------        --------------        --------------
Income before income taxes                         24,940,000            28,182,000            31,141,000
Provision for income taxes                          9,708,000            10,383,000            11,478,000
                                               --------------        --------------        --------------
Net income                                     $   15,232,000        $   17,799,000        $   19,663,000
                                               ==============        ==============        ==============
Basic earnings per share                       $         1.29        $         1.52        $         1.68
                                               ==============        ==============        ==============
Basic weighted-average
    shares outstanding                             11,771,000            11,705,000            11,698,000
                                               --------------        --------------        --------------
Diluted earnings per share                     $         1.29        $         1.51        $         1.67
                                               ==============        ==============        ==============
Diluted weighted-average
    shares outstanding                             11,851,000            11,798,000            11,795,000
                                               --------------        --------------        --------------

See accompanying notes

                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1999 AND 1998

                                                                                      1999              1998
                                                                                  -------------     -------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                     $   6,192,000     $   1,124,000
    Accounts receivable, less allowance for doubtful
        accounts of $520,000 in 1999 and $681,000 in 1998                            18,838,000        14,611,000
    Income tax refunds receivable                                                       491,000           652,000
    Inventories:
        Finished goods                                                                3,396,000         2,621,000
        Raw materials and supplies                                                    7,538,000         5,829,000
                                                                                  -------------     -------------
                                                                                     10,934,000         8,450,000
    Prepaid expenses and other                                                          902,000           851,000
    Deferred income taxes                                                               630,000           597,000
                                                                                  -------------     -------------
        TOTAL CURRENT ASSETS                                                         37,987,000        26,285,000
Property, plant and equipment, at cost:
    Land, land improvements and mineral deposits                                      5,055,000         4,929,000
    Buildings and leasehold improvements                                             20,621,000        15,375,000
    Equipment                                                                       141,052,000       104,205,000
    Construction in progress                                                        119,210,000        26,994,000
                                                                                  -------------     -------------
                                                                                    285,938,000       151,503,000
    Less accumulated depreciation, amortization and depletion                        61,989,000        53,683,000
                                                                                  -------------     --------------
                                                                                    223,949,000        97,820,000
Unamortized debt issue costs                                                          4,780,000           291,000
Other assets                                                                          1,452,000         1,079,000
                                                                                  -------------     --------------
TOTAL ASSETS                                                                      $ 268,168,000     $ 125,475,000
                                                                                  =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                              $  14,021,000     $  10,632,000
    Accrued payroll and employee benefits                                             3,475,000         2,919,000
    Income taxes payable                                                              1,333,000                --
    Accrued interest payable                                                          4,448,000                --
    Other current liabilities                                                         1,584,000         1,710,000
                                                                                  -------------     -------------
        TOTAL CURRENT LIABILITIES                                                    24,861,000        15,261,000
Long-term debt due after one year                                                   125,000,000         5,950,000
Deferred income taxes                                                                13,695,000        11,475,000
Other long-term liabilities                                                             597,000           610,000
Commitments and contingencies - see notes
STOCKHOLDERS' EQUITY:
    No par preferred stock issuable in series; 487,000
        authorized; none issued and outstanding                                              --                --
    Common stock, $1 par value; 35,000,000 authorized;
        issued 11,800,000 in 1999 and 11,749,000 in 1998                             11,800,000        11,749,000
    Additional paid-in capital                                                       28,568,000        28,096,000
    Unrealized gain on marketable securities                                            169,000                --
    Retained earnings                                                                63,478,000        52,544,000
        Less:  Treasury stock, at cost, 10,000 shares in 1998                                --          (210,000)
                                                                                  -------------     -------------
        TOTAL STOCKHOLDERS' EQUITY                                                  104,015,000        92,179,000
                                                                                  -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 268,168,000     $ 125,475,000
                                                                                  =============     =============


See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                        1999               1998               1997
                                                                   -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $  15,232,000      $  17,799,000      $  19,663,000
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Income receivable - life insurance proceeds                              --         (1,000,000)                --
     Depreciation, amortization and depletion                          9,706,000          7,738,000          7,080,000
     Non-cash compensation expense                                         3,000            320,000            360,000
     Deferred income taxes                                             2,187,000          1,616,000          1,460,000
     Loss on sale of assets                                              124,000             52,000             44,000
     Changes in current assets and liabilities:
       Accounts receivable                                            (5,227,000)           282,000         (2,166,000)
       Income tax refunds receivable                                     161,000           (158,000)           408,000
       Inventories                                                    (2,484,000)        (1,109,000)          (608,000)
       Prepaid expenses                                                  (51,000)          (191,000)           (77,000)
       Accounts payable and accrued liabilities                        3,819,000          3,353,000          2,783,000
       Income taxes payable                                            1,333,000           (203,000)           203,000
       Accrued interest payable                                        4,448,000                 --           (283,000)
     Other assets and liabilities                                       (220,000)          (200,000)          (177,000)
                                                                   -------------      -------------      -------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                          29,031,000         28,299,000         28,690,000
                                                                   -------------      -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                       (135,471,000)       (31,191,000)       (11,556,000)
   Proceeds from sale of property, plant and equipment                   128,000             56,000             66,000
   Proceeds from life insurance policy                                 1,000,000                 --                 --
   Purchases of investments                                                   --        (11,470,000)       (22,510,000)
   Proceeds from sale of investments                                          --         12,120,000         34,185,000
                                                                   -------------      -------------      -------------
   NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                 (134,343,000)       (30,485,000)           185,000
                                                                   -------------      -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                     (4,238,000)        (4,215,000)        (4,020,000)
   Net proceeds under lines of credit                                 19,050,000          5,950,000                 --
   Net proceeds (payments) from issuance of debt                     100,000,000                 --        (24,840,000)
   Payments for debt issue costs                                      (5,105,000)          (291,000)                --
   Proceeds from stock options exercised including related
     tax benefits                                                        523,000            302,000            247,000
   Purchase of common treasury stock                                          --                 --         (1,069,000)
   Issuance of common treasury stock                                     150,000            128,000                 --
                                                                   -------------      -------------      -------------
   NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                  110,380,000          1,874,000        (29,682,000)
                                                                   -------------      -------------      -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   5,068,000           (312,000)          (807,000)
Cash and cash equivalents at beginning of year                         1,124,000          1,436,000          2,243,000
                                                                   -------------      -------------      -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $   6,192,000      $   1,124,000      $   1,436,000
                                                                   =============      =============      =============

Supplemental disclosure of cash flow information:
Cash paid during the year for
   Income taxes, net of refunds                                    $   6,027,000      $   9,127,000      $   9,407,000
   Interest                                                        $   5,172,000      $       5,000      $   1,759,000
                                                                   -------------      -------------      -------------


  See accompanying notes

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                                     Treasury Stock
                              Common     Additional             Unrealized Gain  -----------------------     Total
                             Stock, $1    Paid-In     Retained   On Marketable                  Amount   Stockholders' Comprehensive
In thousands                 Par Value   Capital      Earnings    Securities       Shares       at cost      Equity       Income
                             ---------   ----------   --------  ---------------  -----------  ---------- ------------- -------------
BALANCE AT JUNE 30, 1996     $  10,607   $  12,462    $  39,595    $      --            --    $      --    $  62,664
                             ---------   ---------    ---------    ---------     ---------    ---------    ---------
Net income                          --          --       19,663           --            --           --       19,663    $  19,663
Cash dividend on common
   stock, $.344 per share           --          --       (4,020)          --            --           --       (4,020)          --
10% stock dividend               1,064      15,163      (16,227)          --            --           --           --           --
Purchase of treasury stock          --          --           --           --            51       (1,069)      (1,069)          --
Issuance of treasury shares         --          --          (16)          --           (18)         376          360           --
Exercise of stock options           45         202           --           --            --           --          247           --
Total comprehensive income          --          --           --           --            --           --           --    $  19,663
                             ---------   ---------    ---------    ---------     ---------    ---------    ---------    =========
BALANCE AT JUNE 30, 1997     $  11,716   $  27,827    $  38,995    $      --            33    $    (693)   $  77,845
                             ---------   ---------    ---------    ---------     ---------    ---------    ---------
Net income                          --          --       17,799           --            --           --       17,799    $  17,799
Cash dividends on common
   stock, $.36 per share            --          --       (4,215)          --            --           --       (4,215)          --
Issuance of treasury shares         --          --          (35)          --           (23)         483          448           --
Exercise of stock options           33         269           --           --            --           --          302           --
                                                                                                                        ---------
Total comprehensive income          --          --           --           --            --           --           --    $  17,799
                             ---------   ---------    ---------    ---------     ---------    ---------    ---------    =========
BALANCE AT JUNE 30, 1998     $  11,749   $  28,096    $  52,544    $      --            10    $    (210)   $  92,179
                             ---------   ---------    ---------    ---------     ---------    ---------    ---------
Net income                          --          --       15,232           --            --           --       15,232    $  15,232
Cash dividends on common
   stock, $.36 per share            --          --       (4,238)          --            --           --       (4,238)          --
Issuance of treasury shares         --          --          (60)          --           (10)         210          150           --
Exercise of stock options           51         472           --           --            --           --          523           --
Unrealized gain on
   marketable securities            --          --           --          169            --           --          169          169
                                                                                                                        ---------
Total comprehensive income          --          --           --           --            --           --           --    $  15,401
                             ---------   ---------    ---------    ---------     ---------    ---------    ---------    =========
BALANCE AT JUNE 30, 1999     $  11,800   $  28,568    $  63,478    $     169            --    $      --    $ 104,015
                             =========   =========    =========    =========     =========    =========    =========


See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1999, 1998, and 1997

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

INVESTMENTS IN MARKETABLE SECURITIES

The Company's investments in marketable securities are classified as available-for-sale securities and are reported at fair value with unrealized gains excluded from earnings and reported as a separate component of stockholders' equity, net of tax.

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

State income tax credits earned in conjunction with plant construction or expansion are recognized ratably over the average life of the related property.

RECLASSIFICATION

Certain prior year balances have been reclassified to conform with the current year presentation.

ENVIRONMENTAL REMEDIATION AND COMPLIANCE

Environmental expenditures are expensed or capitalized, as appropriate. Liabilities are recorded when assessments and/or remedial efforts are probable and the cost can be reasonably estimated.

2.       INDUSTRY SEGMENTS

Certain information with regard to industry segments, within which the Company operates, is as follows:

                                                             Recycled      Eliminations
                                               Gypsum       Paperboard       and other     Consolidated
                                             ----------     ----------     ------------    ------------
1999
Shipment units:
Gypsum wallboard (MSF)                          589,894             --              --         589,894
Recycled paperboard (tons)                           --        185,793         (27,567)        158,226
Recovered paper fiber (tons)                         --        179,286         (84,125)         95,161
                                             ==========     ==========      ==========      ==========
Gross sales (in thousands)
Gypsum wallboard                             $   89,678     $       --      $       --      $   89,678
Recycled paperboard                                  --         62,927              --          62,927
Recovered paper fiber                                --         11,556          (5,281)          6,275
Intrasegment fiber sales                             --         (5,281)          5,281              --
Intersegment paperboard sales                        --         10,095         (10,095)             --
Other                                                --             --               6               6
                                             ----------     ----------      ----------      ----------
Gross sales                                      89,678         79,297         (10,089)        158,886
Less freight and discounts                       16,121          4,823              --          20,944
                                             ----------     ----------      ----------      ----------
Net sales                                    $   73,557     $   74,474      $  (10,089)     $  137,942
                                             ----------     ----------      ----------      ----------
Operating profit                             $   28,478     $    6,530      $   (8,147)     $   26,861
Identifiable assets                              70,497        181,258          16,413         268,168
Capital expenditures                             22,732        112,285             454         135,471
Depreciation, depletion and amortization          2,981          5,239           1,486           9,706
                                             ==========     ==========      ==========      ==========
1998
Shipment units:
Gypsum wallboard (MSF)                          566,424             --              --         566,424
Recycled paperboard (tons)                           --        190,614         (27,108)        163,506
Recovered paper fiber (tons)                         --        145,553         (67,112)         78,441
                                             ==========     ==========      ==========      ==========
Gross sales (in thousands)
Gypsum wallboard                             $   74,755     $       --      $       --      $   74,755
Recycled paperboard                                  --         67,677              --          67,677
Recovered paper fiber                                --         12,415          (6,227)          6,188
Intrasegment fiber sales                             --         (6,227)          6,227              --
Intersegment paperboard sales                        --         10,412         (10,412)             --
Other                                                --             --               7               7
                                             ----------     ----------      ----------      ----------
Gross sales                                      74,755         84,277         (10,405)        148,627
Less freight and discounts                       15,293          5,049              --          20,342
                                             ----------     ----------      ----------      ----------
Net sales                                    $   59,462     $   79,228      $  (10,405)     $  128,285
                                             ----------     ----------      ----------      ----------
Operating profit                             $   24,342     $    9,658      $   (6,995)     $   27,005
Identifiable assets                              43,993         73,212           8,270         125,475
Capital expenditures                             16,612         13,979             600          31,191
Depreciation, depletion and amortization          1,641          5,301             796           7,738
                                             ==========     ==========      ==========      ==========
1997
Shipment units:
Gypsum wallboard (MSF)                          570,068             --              --         570,068
Recycled paperboard (tons)                           --        187,845         (30,293)        157,552
Recovered paper fiber (tons)                         --        153,321         (61,072)         92,249
                                             ==========     ==========      ==========      ==========
Gross sales (in thousands)
Gypsum wallboard                             $   71,406     $       --      $       --      $   71,406
Recycled paperboard                                  --         66,381              --          66,381
Recovered paper fiber                                --         11,126          (4,690)          6,436
Intrasegment fiber sales                             --         (4,690)          4,690              --
Intersegment paperboard sales                        --         12,004         (12,004)             --
Other                                                --             --              11              11
                                             ----------     ----------      ----------      ----------
Gross sales                                      71,406         84,821         (11,993)        144,234
Less freight and discounts                       15,212          5,325              --          20,537
                                             ----------     ----------      ----------      ----------
Net sales                                    $   56,194     $   79,496      $  (11,993)     $  123,697
                                             ----------     ----------      ----------      ----------
Operating profit                             $   23,188     $   14,859      $   (6,291)     $   31,756
Identifiable assets                              29,352         62,399           8,649         100,400
Capital expenditures                              5,284          5,498             774          11,556
Depreciation, depletion and amortization          1,472          4,877             731           7,080
                                             ==========     ==========      ==========      ==========

Operations within the gypsum industry consist of the manufacture and sale of gypsum wallboard. Operations within the paperboard industry consist of (i) the manufacture and sale of recycled paperboard to the gypsum industry and other paperboard converters which manufacture composite cans, cores, tubes and other packaging products, and (ii) the collection and sale of reclaimed paper fiber. The Company's gypsum wallboard operations are located at Duke, Oklahoma. The Company's primary markets for gypsum wallboard are Texas, Oklahoma, Colorado and Kansas with additional secondary emphasis in the midwestern and southeastern regions of the United States. The Company operates recycled paperboard mills at Hutchinson, Kansas, Commerce City, Colorado, and Halltown, West Virginia and is in the process of constructing a recycled paperboard mill at Lawton, Oklahoma. The Lawton mill is anticipated to begin commercial production in the first quarter of calendar year 2000. The Company's primary markets for recycled paperboard generally lie within a 600 mile radius of each facility. The Company operates reclaimed paper fiber recycling centers at Kansas City, Missouri, Topeka, Kansas, and Denver, Colorado.

During fiscal 1999, approximately 15% of the recycled paperboard shipped by the mills was consumed by the Company's wallboard operations compared to 14% and 16% respectively in fiscal 1998 and 1997. Another 23% was shipped to other unaffiliated gypsum wallboard manufacturers in fiscal 1999 compared to 20% and 19%, respectively, in fiscal 1998 and 1997. An adverse change in the construction industry could have a material effect on the earnings of the Company. The Company has no customer in either the gypsum segment or the paperboard segment who accounted for more than 8% of consolidated gross sales in fiscal 1999.

Republic Group Incorporated employs approximately 935 people. Approximately 615 are covered by collective bargaining units with four labor unions. The expirations of current bargaining agreements range from 1999 to 2003. The Company believes its relations with employees are satisfactory.

Operating profit is net sales less operating expenses. Sales between segments are made at approximately market price. Identifiable assets by industry segment are those used in each segment at year-end. Eliminations and other include general corporate assets, principally cash, securities, property and equipment and expenses.

3.       LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

On July 15, 1998, the Company received proceeds from the issuance of $100,000,000 of 9.5% Senior Subordinated Notes (the "Notes") with a maturity date of July 15, 2008. The proceeds from the sale of the Notes, along with a credit facility of up to $85,000,000 entered into with a bank syndicate on July 15, 1998, is being used primarily to finance the construction of a new recycled paperboard mill at Lawton, Oklahoma and for general and corporate purposes including working capital. On July 15, 1998, the Company used a portion of the proceeds from the sale of the Notes to repay the outstanding principal balance of a then existing revolving credit facility along with accrued interest. Upon repayment, the Company terminated the revolving credit facility. Outstanding balances under that facility bore interest at a rate equal to LIBOR plus an agreed margin (ranging from 50 to 150 basis points) or the bank lender's prime rate less 0.75%.

Interest payment dates on the Notes are January 15 and July 15 and commenced on January 15, 1999. Each interest payment is $4,750,000. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 2003, at a redemption price of 104.75% which reduces to 100% on or after July 15, 2005. In addition, prior to July 15, 2001, the Company may redeem up to 35% of the principal amount of the Notes with the net cash proceeds received by the Company from one or more public equity offerings, at a redemption price of 109.50%. The Notes include financial and other covenants, and as of June 30, 1999, the fair value of the Notes was approximately $98,500,000.

The $85,000,000 credit facility is being used as a revolving line of credit until the conversion date. The conversion date is defined as the earlier of July 15, 2000 or start-up of the Lawton mill, which is currently expected to occur during the first quarter of calendar year 2000. At that time the facility will convert into a term loan with a principal amount of up to $50,000,000 and a revolving credit facility with a $35,000,000 maximum principal amount. After the conversion, the principal of the term loan will amortize over four years with 10% due during the first year, 20% during the second year, 30% during the third year and 40% during the fourth year. The revolving credit facility will mature in four years. Availability under the credit facility is not subject to a borrowing base but is subject to, among other things, a condition that the lenders receive certain assurances that the construction of the Lawton mill is progressing on a satisfactory schedule and within agreed-upon cost parameters. The borrowings under the credit facility are guaranteed by each of the Company's material subsidiaries and are secured by a mortgage on the Lawton mill, a pledge of stock of the Company's subsidiaries and security interests in substantially all other personal property of the Company and its subsidiaries. At such time, if any, as outstanding loans under the credit facility exceed $50,000,000, the lenders may require that other real property and improvements of the Company and its subsidiaries be mortgaged as security for the credit facility. Outstanding principal amounts on the credit facility bear interest at a variable rate equal to, at the election of the Company, (i) the LIBOR, plus an agreed margin (ranging from 75 to 175 points), which is to be established annually based upon the Company's leverage ratio or (ii) the higher of (a) Bank of America corporate prime rate and (b) the sum of 1/2 of 1% plus the federal funds rate, plus, in each case, an agreed margin (ranging from 0 to 75 points). Interest payments under the credit facility are payable quarterly. Under the credit facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to excess cash flow, debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, interest coverage ratio, minimum EBITDA, and limitations on capital expenditures and dividends. The Company may pay cash dividends and/or redeem its stock in aggregate amounts of not more than (a) $5,300,000 in each fiscal year ending on or before the conversion date, (b) $5,500,000 in each of the first and second fiscal years ending after the conversion date, (c) $6,000,000 in each of the third and fourth fiscal years ending after the conversion date, and (d) without limitation thereafter. The credit facility does not restrict the transfer of funds to the parent by the subsidiaries. As of June 30, 1999, the Company had outstanding borrowings of $25,000,000 under the credit facility at a weighted-average interest rate of 6.73%.

Interest expense for the years ending June 30, 1999, 1998 and 1997 was $4,271,000, $5,000 and $1,476,000 respectively. Additionally, the Company capitalized interest of approximately $5,904,000 for the year ended June 30, 1999 and none in fiscal years 1998 and 1997. The components of interest include interest associated with the Notes and credit facility, commitment fees based on the unused portion of the credit facility and amortization of debt issue costs. Debt issue costs are being amortized over the lives of the Notes and the credit facility.

4.       EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an Employee Stock Ownership Plan (the "Plan") for all salaried employees of the Company. They become eligible to participate in the Plan on July 1 following the calendar year in which they are hired. The Plan is a defined contribution stock bonus plan. The Board of Directors of the Company determines if a contribution will be made and the amount of the contribution. The Company is not obligated or required to contribute for any particular year. Participants are neither required nor permitted to make contributions under the Plan. The Company contribution for a particular year is allocated to the Company Stock Account of each participant who is employed on the last day of that plan year and each participant whose employment terminated during that plan year because of death, retirement at or after age 65, or disability. All contributions to the Plan are subject to a vesting schedule based on years of service.

During 1999, 1998 and 1997, the Board of Directors of the Company approved contributions of $348,000, $320,000 and $360,000 respectively, and the compensation expense was recognized in the financial statements. The 1999 contribution was a cash contribution. The contributions for 1998 and 1997 consisted of common stock issued from treasury shares valued at $320,000 and $360,000 respectively.

5.       PENSION AND OTHER BENEFIT PLANS

The Company maintains a pension plan (the "Plan") for its hourly employees at its Hutchinson, Kansas paperboard mill. Normal monthly retirement benefits are based on negotiated benefit levels and the employee's years of credited service. Contributions to the Plan, historically, have been based on the maximum tax deductible contribution. The following tables, in accordance with Financial Accounting Standard ("FAS") 132, present financial statement disclosures associated with the Plan.

                                                                                 Years Ended June 30
                                                                    -----------------------------------------------
                                                                      1999                1998               1997
                                                                    ---------           --------           --------
Components of Net Periodic Cost
    Service cost                                                     $ 65,000           $ 54,000           $ 45,000
    Interest cost                                                     114,000             99,000             85,000
    Expected return on assets                                        (104,000)           (87,000)           (71,000)
    Amortization of unrecognized net asset at compliance                9,000              9,000              9,000
    Amortization of unrecognized prior service cost                    28,000             27,000             21,000
    Amortization of net gain                                               --             (7,000)            (9,000)
                                                                    ---------           --------           --------
    Net periodic cost                                               $ 112,000           $ 95,000           $ 80,000
                                                                    =========           ========           ========

                                                            Years Ended June 30
                                                     ------------------------------
                                                        1999               1998
                                                     -----------       -----------
Change in Benefit Obligation
    Benefit obligation at beginning of year          $ 1,655,000       $ 1,339,000
    Service cost                                          65,000            54,000
    Interest cost                                        114,000            99,000
    Actuarial (gain)/loss                               (126,000)          213,000
    Benefits paid                                        (53,000)          (50,000)
                                                     -----------       -----------
Benefit obligation at end of year                    $ 1,655,000       $ 1,655,000
                                                     ===========       ===========
Change in Plan Assets
    Fair value of assets at beginning of year        $ 1,762,000       $ 1,482,000
    Actual return on assets                              164,000           155,000
    Employer contributions                                99,000           175,000
    Benefits paid                                        (53,000)          (50,000)
                                                     -----------       -----------
    Fair value of assets at end of year              $ 1,972,000       $ 1,762,000
                                                     ===========       ===========
Funded Status
    Accumulated and projected benefit obligation     $(1,655,000)      $(1,655,000)
    Fair value of assets                               1,972,000         1,762,000
    Unrecognized net asset                                29,000            38,000
    Unrecognized prior service cost                      257,000           284,000
    Unrecognized net gain                               (299,000)         (113,000)
                                                     -----------       -----------
    Prepaid pension cost                             $   304,000       $   316,000
                                                     ===========       ===========
Weighted-average assumptions as of June 30
    Discount rate                                           7.50%             7.00%
    Expected return on plan assets                          8.00%             6.00%


The unrecognized prior service costs and unrecognized net gain are being amortized over approximately 15 years. The assets of the Plan at June 30, 1999 were invested in corporate and government bonds, equities, cash, and cash equivalents.

Additionally, the Company has a voluntary 401(k) Plan at all Company facilities, excluding the Hutchinson, Kansas paperboard mill. The 401(k) Plan also includes all salaried employees company-wide. Although there is one 401(k) Plan for all Company locations, there are various employee and employer contribution limits, employer matching percentages, and employer vesting schedules for each location. Contributions to the 401(k) Plan were $516,000, $493,000 and $499,000 during 1999, 1998 and 1997, respectively.

Effective July 1, 1997, the Company adopted the "Republic Group Incorporated Employee Stock Purchase Plan." All salaried and hourly employees are eligible to participate in the plan after meeting the eligibility requirements. Percentage limitations and dollar limitations are in effect for each calendar year. The price per share for which common stock is sold to participants is 90% of the fair market value on the exercise date. Other employee benefit plans include a Key Employee Continuation Plan to encourage the continued attention and dedication of key employees.

6.       STOCK OPTIONS

Options have been granted to key employees at prices which represent fair market value at dates of grant, have terms ranging from five to ten years and are exercisable at 20% to 25% per year on a cumulative basis beginning one year from date of grant. In addition, some grants are only exercisable if certain Company performance targets are attained. The Company is authorized to grant 1,265,000 shares of common stock to key employees in the 1989 Plan of which 632,000 common shares were unissued as of June 30, 1999, and is authorized to grant 219,000 shares to directors in the Non-Employee Director Plan of which 68,000 common shares were unissued as of June 30, 1999. A summary of transactions for the years ended June 30, 1999, 1998 and 1997 is set forth in the following table:

                                                                                Non-Employee
Shares Rounded to Thousands                        1989 Plan                    Director Plan
                                          --------------------------     ---------------------------
                                                        Weighted-                       Weighted-
Options:                                  Number of      Average         Number of       Average
                                           Shares     Exercise Price      Shares      Exercise Price
                                          --------    --------------     ---------    --------------
Outstanding at June 30, 1996               255,000      $   8.84           52,000        $   5.83
                                          --------      --------         --------        --------
Granted                                     95,000         15.23           31,000           14.03
Cancelled                                  (21,000)        10.55             --              --
Exercised                                  (45,000)         7.47          (16,000)           4.65
                                          --------      --------         --------        --------
Outstanding at June 30, 1997               284,000      $  11.07           67,000        $   9.86
                                          --------      --------         --------        --------
Granted                                    112,000         19.05           15,000           18.94
Cancelled                                  (52,000)        13.73             --              --
Exercised                                  (46,000)         8.94           (1,000)           4.65
                                          --------      --------         --------        --------
Outstanding at June 30, 1998               298,000      $  13.95           81,000        $  11.70
                                          --------      --------         --------        --------
Granted                                    204,000         15.79           15,000           14.63
Cancelled                                  (24,000)        16.19           (2,000)          18.94
Exercised                                  (44,000)         9.78          (16,000)          12.84
                                          --------      --------         --------        --------
Outstanding at June 30, 1999               434,000      $  15.11           78,000        $  11.84
                                          ========      ========         ========        ========
Exercisable options-June 30, 1999          124,000      $  12.31           63,000        $  11.15
                                          ========      ========         ========        ========

The following tables summarize information about stock options outstanding at June 30, 1999.

                                                    1989 Plan
-----------------------------------------------------------------------------------------------------------------------
                                Options Outstanding                                          Options Exercisable
--------------------------------------------------------------------------------      ---------------------------------
                         Outstanding      Weighted-Average                             Exercisable
      Range of              as of            Remaining          Weighted-Average          as of         Weighted-Average
  Exercise Prices       June 30, 1999     Contractual Life       Exercise Price       June 30, 1999      Exercise Price
-------------------     -------------     ----------------      ----------------      -------------     ----------------
$  6.23  -  $  8.31         51,000               1.4              $     8.14              51,000           $    8.14
  10.38  -    12.46         32,000               1.3                   10.91              20,000               10.91
  14.53  -    16.61        210,000               3.7                   15.03              31,000               15.23
  16.61  -    18.69         44,000               8.9                   17.98                  --                  --
  18.69  -    20.76         97,000               3.9                   19.08              22,000               19.10
                           -------             -----              ----------            --------           ---------
                           434,000               3.8              $    15.11             124,000           $   12.31
                           =======             =====              ==========            ========           =========

                                                 Non-Employee Director Plan
-----------------------------------------------------------------------------------------------------------------------
                                Options Outstanding                                          Options Exercisable
--------------------------------------------------------------------------------      ---------------------------------
                         Outstanding      Weighted-Average                             Exercisable
      Range of              as of            Remaining          Weighted-Average          as of         Weighted-Average
  Exercise Prices       June 30, 1999     Contractual Life       Exercise Price       June 30, 1999      Exercise Price
-------------------     -------------     ----------------      ----------------      -------------     ----------------
$  2.08  -  $    4.15       23,000              19.1              $    3.41               23,000            $   3.41
  12.46  -      14.53       13,000              12.5                  12.84               13,000               12.84
  14.53  -      16.61       29,000              13.4                  14.90               14,000               15.23
  18.69  -      20.76       13,000              12.7                  18.94               13,000               18.94
                           -------             -----              ----------            --------           ---------
                            78,000              14.8              $   11.84               63,000            $  11.15
                           =======             =====              ==========            ========           =========

The weighted-average fair value at date of grant for options granted during 1999, 1998 and 1997 was $5.21, $5.97 and $6.20 per option, respectively. The fair value of options at grant date was estimated using the Black-Scholes model with the following weighted-average assumptions:


                                                Years Ended June 30
                                     -----------------------------------------
                                      1999            1998              1997
                                     -------         -------           -------
Risk free interest rate                5.75%           5.58%             6.21%
Expected life                        4 years         3 years           3 years
Expected volatility                      45%             43%               60%
Dividend yield                          1.9%            1.8%              1.8%

The Company has adopted the disclosure only provisions of FAS 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for the stock options granted in years ended June 30, 1999, 1998 and 1997. Had compensation been determined based on fair value at grant date consistent with the provisions of this statement, the Company's pro forma net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                                                                      Years Ended June 30
                                                                             ---------------------------------------
                                                                                1999          1998          1997
                                                                             ----------    ----------    ----------
Net income:
     As reported                                                             $   15,232    $   17,799    $   19,663
                                                                             ----------    ----------    ----------
     Pro forma                                                                   14,885        17,579        19,455
                                                                             ----------    ----------    ----------
Basic earnings per share:
     As reported                                                                   1.29          1.52          1.68
                                                                             ----------    ----------    ----------
     Pro forma                                                                     1.26          1.50          1.66
                                                                             ----------    ----------    ----------
Diluted earnings per share:
     As reported                                                                   1.29          1.51          1.67
                                                                             ----------    ----------    ----------
     Pro forma                                                                     1.26          1.49          1.65
                                                                             ==========    ==========    ===========


The Non-Employee Director Plan provides each non-employee member of the Board of Directors an annual grant on the day following the Annual Meeting, options to purchase 2,200 shares of common stock, exercisable 12 months from date of grant. The options do not have fixed terms but will automatically terminate 12 months after the director ceases to be a director by reason of his death or permanent disability or 6 months after he ceases to be a director for any other reason. On the date any new non-employee director becomes a member of the Board of Directors, such director will be granted an option (exercisable after completion of three calendar years of service on the Board of Directors) to purchase 11,550 shares of Common Stock at a price equal to the fair market value on the date of grant.

On May 16, 1996, the Board of Directors of the Company declared a dividend distribution of one Common Stock Share Purchase Right (the "Right") on each outstanding share of its common stock. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the common stock. Each Right will entitle stockholders to buy one share of common stock of the Company at an exercise price of $40.91. If the Company is acquired in a merger or other business combination transaction after a person has acquired 15% or more of the Company's outstanding common stock, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price. In addition, if a person or group acquires 15% or more of the Company's outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to purchase at the Right's then-current exercise price, a number of the Company's common shares having a market value of twice such price. The Rights exempt from the 15% threshold the current ownership, which exceeds such threshold, by Phil Simpson, members of his family, family trusts and entities controlled by them. Prior to the acquisition by a person or group of beneficial ownership of 15% or more of the Company's common stock, the Rights are redeemable for $.01 per Right at the option of the Board of Directors. The Rights will expire on May 16, 2006.

7.       OTHER COMMITMENTS AND CONTINGENT LIABILITIES

In connection with the Company's preparation for a warehouse addition to its paperboard mill located at Commerce City, Colorado, a suburb of Denver, the Company discovered and has been investigating the presence of subsurface petroleum hydrocarbons. The Company retained an environmental consultant who concluded that fuel oil, jet fuel and gasoline additives had migrated in the subsurface of the Company's property from an adjacent property. The Company has conducted its own investigations, and the adjacent property owners have conducted their own investigations. Also, the Company and the adjacent owners have jointly sponsored investigations. As a result of the most recent jointly sponsored investigation, the Company again substantially verified the results obtained in earlier investigations. Additionally, the investigation uncovered newly discovered environmental conditions that appear to stem from historical underground storage tank use on the Company's property. The Company notified the Oil Inspection Section of the Colorado Department of Labor and Employment of the most recent results. Discussions among the parties continue. The Company has completed the construction of the warehouse addition under approval of the Colorado Department of Health. At this time, the Company has not ascertained the future liability, if any, of the above matters. Environmental expenditures directly related to these matters were not material during the last three fiscal years.

The Company is in the process of constructing a new recycled paperboard mill at Lawton, Oklahoma that is expected to cost approximately $170,000,000 inclusive of capitalized interest and working capital requirements. As of June 30, 1999, the Company believes it will spend approximately $54,000,000 to complete construction and begin operations of the Lawton mill. Furthermore, the Company has a ten year supply agreement with James Hardie Gypsum, Inc. to supply at least 90% of their requirements of gypsum-grade recycled paperboard from the Lawton mill beginning in the period between October 2000 and January 2001. This represents approximately 50% of the Lawton mill's estimated annual productive capacity of 220,000 tons.

8.       INCOME TAXES

The components of the provision for income taxes are as follows:

                                                  Years Ended June 30
                               --------------------------------------------------------
                                     1999               1998                 1997
                                --------------    ----------------    ----------------
Current:
   Federal                      $    6,817,000    $      7,955,000    $      8,799,000
   State                               812,000             812,000           1,219,000
                                --------------    ----------------    ----------------
                                     7,629,000           8,767,000          10,018,000
                                --------------    ----------------    ----------------
Deferred income tax                  2,079,000           1,616,000           1,460,000
                                --------------    ----------------    ----------------
Total provision                 $    9,708,000    $     10,383,000    $     11,478,000
                                ==============    ================    ================

The differences between income taxes computed using the statutory federal income tax rate and that shown in the Consolidated Statements of Income are summarized as follows:

                                                                   Years Ended June 30
                                                 -------------------------------------------------------
                                                           1999                1998                1997
                                                 --------------    ----------------    ----------------
Computed federal tax at statutory rate           $    8,729,000    $      9,864,000    $     10,899,000
State taxes, net of federal tax benefit               1,108,000             815,000             792,000
Other                                                  (129,000)           (296,000)           (213,000)
                                                 --------------    ----------------    ----------------
                                                 $    9,708,000    $     10,383,000    $     11,478,000
                                                 ==============    ================    ================

Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting basis. The Company does not provide for a valuation reserve on deferred tax assets based on the assumption of future taxable income. As of June 30, 1999 and 1998, deferred tax assets (liabilities) as determined under the provisions of FAS 109, were comprised of the following:

                                                                                             Years Ended June 30
                                                                                    ------------------ ------------------
                                                                                          1999               1998
                                                                                    -----------------  -----------------
Gross deferred tax liability:
   Depreciation and amortization                                                    $     (13,695,000) $    (11,475,000)
Gross deferred tax assets:
   Employee benefit accruals                                                                  301,000           215,000
   Accounts receivable reserves                                                               102,000           258,000
   Other                                                                                      227,000           124,000
                                                                                     ----------------  ----------------
      Gross deferred assets                                                                   630,000           597,000
                                                                                    -----------------  ----------------
Net deferred tax liability                                                          $     (13,065,000) $    (10,878,000)
                                                                                    =================  ================


9.       EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding under the Company's stock-based compensation plans. Diluted earnings per share are computed as follows:

                                                                          Years Ended June 30
                                                          ---------------------------------------------------
(in thousands, except per share amounts)                     Income           Shares         Per-Share Amount
                                                          -----------         ------         ----------------
1999
Basic earnings                                            $    15,232         11,771            $     1.29
Effects of dilutive securities-options                             --             80                    --
                                                          -----------         ------            ----------
Diluted earnings                                          $    15,232         11,851            $     1.29
                                                          -----------         ------            ----------

1998
Basic earnings                                            $    17,799         11,705            $     1.52
Effects of dilutive securities-options                             --             93                  (.01)
                                                          -----------         ------            ----------
Diluted earnings                                          $    17,799         11,798            $     1.51
                                                          -----------         ------            ----------
1997
Basic earnings                                            $    19,663         11,698            $     1.68
Effects of dilutive securities-options                             --             97                  (.01)
                                                          -----------         ------            ----------
Diluted earnings                                          $    19,663         11,795            $     1.67
                                                          ===========         ======            ==========

Options to purchase 152,425 shares of common stock at prices ranging from $17.75 to $20.76 were outstanding for the year ended June 30, 1999. Options to purchase 10,541 shares of common stock at the price of $20.76 were outstanding for the year ended June 30, 1998. Options to purchase 90,750 shares of common stock at the price of $15.23 were outstanding for the year ended June 30, 1997. These shares were not included in the calculation of diluted earnings per share due to the options exercise price being greater than the average market price of the common shares for the above periods.

10.      STOCK DIVIDEND

On January 28, 1997, the Company declared a 10% stock dividend on the Company's common stock which was paid on March 14, 1997 to stockholders of record on February 28, 1997. The dividend was charged to retained earnings in the amount of $16.2 million, which was based on the fair value of the Company's common stock. In addition to the 10% stock dividend, the Company increased the number of stock options and purchase rights under the 1989 Plan and the Non-Employee Director Plan by 10% and reduced the exercise prices accordingly. All references to weighted-average shares outstanding, per share amounts, stock purchase rights, option shares, and exercise prices included in the accompanying consolidated financial statements and notes reflect the 10% stock dividend and its retroactive effect.

11.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tabulation presents selected results of operations for the years ended June 30, 1999 and 1998:

(in thousands, except per share amounts):                                      Quarters Ended
                                                       ---------------------------------------------------------------
                                                           Sept. 30          Dec. 31         Mar. 31          June 30
                                                       ------------    -------------    ------------     ------------
1999
Gross sales                                            $     38,196    $      36,722    $     35,576     $     48,392
Less freight and discounts                                    5,011            4,477           4,686            6,770
                                                       ------------    -------------    ------------     ------------
Net sales                                              $     33,185    $      32,245    $     30,890     $     41,622
                                                       ============    =============    ============     ============
Operating profit                                       $      6,076    $       6,633    $      4,234     $      9,918
Net income                                                    3,285            3,778           2,394            5,775
Basic earnings per share                                       0.28             0.32            0.20             0.49
Diluted earnings per share                                     0.28             0.32            0.20             0.49
                                                       ============    =============    ============     ============
1998
Gross sales                                            $     37,002    $      37,430    $     37,018     $     37,177
Less freight and discounts                                    5,113            5,001           5,105            5,123
                                                       ------------    -------------    ------------     ------------
Net sales                                              $     31,889    $      32,429    $     31,913     $     32,054
                                                       ============    =============    ============     ============
Operating profit                                       $      6,886    $       6,353    $      6,809     $      6,957
Net income                                                    4,326            3,967           4,236            5,270
Basic earnings per share                                       0.37             0.34            0.36             0.45
Diluted earnings per share                                     0.37             0.34            0.36             0.45
                                                       ============    =============    ============     ============

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Republic Group Incorporated:

We have audited the accompanying consolidated balance sheets of Republic Group Incorporated (a Delaware corporation) and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Republic Group Incorporated and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.



                                                        ARTHUR ANDERSEN LLP

Dallas, Texas
July 29, 1999

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



Phil Simpson                                         Doyle R. Ramsey
Chairman of the Board                                Executive Vice President
and President                                        and Chief Financial Officer
August 23, 1999                                      August 23, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Registrant's 1999 Proxy Statement for the annual meeting of the stockholders to be held on October 28, 1999 sets forth certain information with respect to the directors of the Registrant and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Item 4A of Part I of this report and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.
The sections entitled "Executive Compensation" and "Compensation of Directors" appearing in the Registrant's 1999 Proxy Statement for the annual meeting of stockholders to be held on October 28, 1999 sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
There is incorporated herein by reference the information in the Company's 1999 Proxy Statement regarding beneficial ownership of shares of the Company's Common Stock as of August 31, 1999 by each person known by the Company to own beneficially more than 5% of the outstanding shares of such Common Stock, by each director of the Company, and by certain executive officers of the Company and by all directors and executive officers as a group under the caption "Security Ownership".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information under the caption "Election of Directors" in the Company's 1999 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements
       See--Item 8--Index to Financial Statements and Schedules of Registrant.

    2. Financial Statement Schedules
       See--Item 8--Index to Financial Statements and Schedules of Registrant.

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

       4(a) Revolving and Term Credit Agreement (with related Promissory Notes, Security Agreement, Mortgage, Deed of Trust and Guaranties attached as Exhibits hereto) dated as of June 30, 1995, among Republic Gypsum Company, Republic Paperboard Company, and Republic Paperboard Company of West Virginia and Boatmen's First National Bank of Kansas City (incorporated by reference to Exhibit 4 (i) of the Company's Current Report on Form 8-K filed July 17, 1995, SEC File Number 1-7210).

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

       4(d) Credit Agreement (with related forms of Note, Pledge Agreement Security Agreement, Mortgage, and Subsidiary Guarantee attached as Exhibits hereto) dated as of July 15, 1998, among the Company, Morgan Guaranty Trust Company of New York, as Syndication Agent and NationsBank, N.A., as Administrative Agent, and the Banks and LC Issuing Banks, as defined therein, (incorporated by reference to Exhibit 99(a) to the Company's Current Report on Form 8-K filed September 11, 1998, SEC File Number 1-7210).

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

       10(c) Non-Employee Directors' Retirement Compensation Arrangement
             (incorporated by reference to the description set forth under the caption "Compensation of Directors--Director Retirement Compensation Arrangement" in the Company's Proxy Statement for the Annual Meeting of Stockholders held October 22, 1998, SEC File Number 1-7210).

       10(d) Tenancy in Common Agreement dated December 29, 1983, between
             Packaging Corporation of America and Republic Paperboard Company (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended June 30, 1994, SEC File Number 1-7210).

       10(e) Shared Facilities and Shared Service Agreement dated December 28,
             1983, between Packaging Corporation of America and Republic Paperboard Company (incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended June 30, 1994, SEC File Number 1-7210).

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

       10(i) Amended and Restated Parent Company Guarantee effective as of June
             26, 1998 from the Company to Fluor Daniel, Inc. relating to the Lawton mill (incorporated by reference to Exhibit 99(c) to the Company's Current Report on Form 8-K, dated September 11, 1998, SEC File Number 1-7210).

    21 Significant Subsidiaries of the Registrant.

    23 Consent of Independent Public Accountants.

    24 Power of Attorney on Page 43 of this Report.

    27 Article 5 of Regulation S-X.

(b) Reports on Form 8-K.
    None

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

Dated:   September 8, 1999

                           REPUBLIC GROUP INCORPORATED



                           By: /s/ Phil Simpson
                               -------------------------------------------------
                               Phil Simpson, Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                                          Title                             Date
     ---------                                          -----                             ----
/s/ Phil Simpson                             Chairman of the Board,                  September 8, 1999
----------------------------------------     President and Director
Phil Simpson                                 (principal executive officer)



/s/ Doyle R. Ramsey                          Executive Vice President and            September 8, 1999
----------------------------------------     Chief Financial Officer
Doyle R. Ramsey                              (principal financial officer)



/s/ Michael W. Dirks                         Vice President - Finance                September 8, 1999
----------------------------------------     (principal accounting officer)
Michael W. Dirks



/s/ C. William Claypool                      Director                                September 10, 1999
----------------------------------------
C. William Claypool



/s/ Bert A. Nelson                           Director                                September 10, 1999
----------------------------------------
Bert A. Nelson



/s/ Talbot Rain                              Director                                September 10, 1999
----------------------------------------
Talbot Rain



/s/ Gerald L. Ray                            Director                                September 10, 1999
----------------------------------------
Gerald L. Ray



/s/ Robert F. Sexton                         Director                                September 10, 1999
----------------------------------------
Robert F. Sexton



/s/ L. L. Wallace                            Director                                September 10, 1999
----------------------------------------
L. L. Wallace



/s/ David B. Yarbrough                       Director                                September 10, 1999
----------------------------------------
David B. Yarbrough

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To:    The Stockholders and Board of Directors of
       Republic Group Incorporated

We have audited in accordance with generally accepted auditing standards the consolidated financial statements of Republic Group Incorporated and subsidiaries included in this Form 10-K and have issued our report thereon dated July 29, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts and Reserves, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                                  ARTHUR ANDERSEN LLP

Dallas, Texas
July 29, 1999

                           REPUBLIC GROUP INCORPORATED
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    Years ended June 30, 1997, 1998, and 1999


                                               Additions Charged to
                          Balance at         ------------------------                          Balance
                          beginning          Cost and         Other                            at end
                           of year           expenses        accounts     Deductions (A)       of year
                          ----------         ---------       --------     --------------       -------
1997:
Allowance for
   doubtful
   accounts                $ 633,000         $ 117,000       $    --         $ (2,000)         $748,000
                           =========         =========       =========       ========          ========

1998:
Allowance for
   doubtful
   accounts                $ 748,000         $    --         $    --         $(67,000)         $681,000
                           =========         =========       =========       ========          ========

1999:
Allowance for
   doubtful
   accounts                $ 681,000         $    --         $(155,000)      $ (6,000)         $520,000
                           =========         =========       =========       ========          ========


(A) Uncollectible accounts charged off, net of recoveries.

                                INDEX TO EXHIBITS

      Exhibit
      Number                                       Description
      -------                                      -----------
        21                 Significant Subsidiaries of the Registrant

        23                 Consent of Independent Public Accountants

        27.699             Financial Data Schedule for the fourth quarter of 1999 (for SEC use only)

        27.698             Financial Data Schedule for the fourth quarter of 1998 (for SEC use only)

        27.697             Financial Data Schedule for the fourth quarter of 1997 (for SEC use only)