Form 10-Q
period 1999-09-30
REPUBLIC GROUP INC
filed 1999-11-09
CIK 83226

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

    (Mark One)
        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                               ------------------

                                       OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ............. to .............

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

On October 31, 1999, there were 11,817,966 shares of the registrant's Common Stock, $1.00 par value outstanding.

                           REPUBLIC GROUP INCORPORATED

                                    FORM 10-Q
                                Quarterly Report

                  For The Three Months Ended September 30, 1999


                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Reference is made to pages 2 through 9 containing certain consolidated financial statements of Registrant in accordance with Part I of Form 10-Q.

          The consolidated financial statements include the accounts of Republic Group Incorporated and its wholly owned subsidiaries (collectively referred to as the "Company").

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
Quarters Ended September 30, 1999 and 1998 (Unaudited)


                                                              1999                1998
                                                      ------------        ------------
Gross sales ...................................       $ 53,232,000        $ 38,196,000

Less freight and discounts ....................          6,744,000           5,011,000
                                                      ------------        ------------
Net sales .....................................         46,488,000          33,185,000

Costs and expenses:
     Cost of sales ............................         30,230,000          22,586,000

     Selling and administrative expenses ......          5,646,000           4,523,000
                                                      ------------        ------------
                                                        35,876,000          27,109,000
                                                      ------------        ------------
Operating profit ..............................         10,612,000           6,076,000

Other expense, net ............................            (47,000)           (776,000)
                                                      ------------        ------------
Income before income taxes ....................         10,565,000           5,300,000

Provision for income taxes ....................          4,224,000           2,015,000
                                                      ------------        ------------
NET INCOME ....................................       $  6,341,000        $  3,285,000
                                                      ============        ============
Basic earnings per share ......................       $       0.54        $       0.28
                                                      ============        ============
Basic weighted average shares outstanding .....         11,802,000          11,748,000
                                                      ============        ============
Diluted earnings per share ....................       $       0.53        $       0.28
                                                      ============        ============
Diluted weighted average shares outstanding ...         11,869,000          11,827,000
                                                      ============        ============


See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
September 30, 1999 and June 30, 1999


                                                           Sept. 30, 1999      June 30, 1999
                                                           --------------      -------------
                                                             (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ........................       $  3,797,000       $  6,192,000
   Accounts receivable, net .........................         22,681,000         18,838,000
   Income tax refunds receivable ....................            395,000            491,000
   Inventories:
     Finished goods .................................          2,855,000          3,396,000
     Raw materials and supplies .....................          8,221,000          7,538,000
                                                            ------------       ------------
                                                              11,076,000         10,934,000
   Prepaid expenses and other .......................            679,000            902,000
   Deferred income taxes ............................            630,000            630,000
                                                            ------------       ------------
     TOTAL CURRENT ASSETS ...........................         39,258,000         37,987,000
   Property, plant and equipment, at cost ...........        323,384,000        285,938,000
   Less accumulated depreciation, amortization and
     depletion ......................................         64,460,000         61,989,000
                                                            ------------       ------------
                                                             258,924,000        223,949,000
Unamortized debt issue costs ........................          4,619,000          4,780,000
Other assets ........................................          1,637,000          1,452,000
                                                            ------------       ------------
TOTAL ASSETS ........................................       $304,438,000       $268,168,000
                                                            ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable .................................       $ 15,319,000       $ 14,021,000
   Accrued payroll and employee benefits ............          3,641,000          3,475,000
   Income taxes payable .............................          3,308,000          1,333,000
   Accrued interest payable .........................          2,224,000          4,448,000
   Other current liabilities ........................          1,762,000          1,584,000
                                                            ------------       ------------
     TOTAL CURRENT LIABILITIES ......................         26,254,000         24,861,000
Long-term debt due after one year ...................        154,000,000        125,000,000
Deferred income taxes ...............................         14,206,000         13,695,000
Other long-term liabilities .........................            593,000            597,000
Commitments and contingencies-see notes
STOCKHOLDERS' EQUITY:
   Common stock, $1 par value .......................         11,808,000         11,800,000
   Additional paid-in capital .......................         28,641,000         28,568,000
   Unrealized gain on marketable securities .........            178,000            169,000
   Retained earnings ................................         68,758,000         63,478,000
                                                            ------------       ------------
     TOTAL STOCKHOLDERS' EQUITY .....................        109,385,000        104,015,000
                                                            ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........       $304,438,000       $268,168,000
                                                            ============       ============


See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 1999 and 1998 (Unaudited)


                                                                               1999                 1998
                                                                      -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ...............................................       $   6,341,000        $   3,285,000
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation, depletion and amortization .............           2,723,000            2,095,000
         Non-cash compensation expense ........................                --                  3,000
         Deferred income taxes ................................             511,000                 --
         Loss (gain) on sale of assets ........................             (13,000)             112,000
         Changes in current assets and liabilities:
              Accounts receivable .............................          (3,843,000)            (272,000)
              Income tax refunds receivable ...................              96,000              405,000
              Inventories .....................................            (142,000)             413,000
              Prepaid expenses ................................             223,000              116,000
              Accounts payable and accrued liabilities ........           1,642,000           (2,509,000)
              Income taxes payable ............................           1,975,000            1,616,000
              Accrued interest payable ........................          (2,224,000)           2,004,000
         Other assets and liabilities .........................            (180,000)             (51,000)
                                                                      -------------        -------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ................           7,109,000            7,217,000
                                                                      -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment ...............         (37,550,000)         (22,350,000)
     Proceeds from sale of property, plant and equipment ......              26,000               32,000
     Proceeds from life insurance policy ......................                --              1,000,000
                                                                      -------------        -------------
     NET CASH USED BY INVESTING ACTIVITIES ....................         (37,524,000)         (21,318,000)
                                                                      -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid ...........................................          (1,062,000)          (1,058,000)
     Net proceeds (payments) under lines of credit ............          29,000,000           (5,950,000)
     Proceeds from issuance of debt ...........................                --            100,000,000
     Payments for debt issue costs ............................                --             (4,618,000)
     Proceeds from stock options exercised including related
         tax benefits .........................................              82,000              207,000
     Issuance of common treasury stock ........................                --                 41,000
                                                                      -------------        -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES ................          28,020,000           88,622,000
                                                                      -------------        -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........          (2,395,000)          74,521,000
Cash and cash equivalents at beginning of year ................           6,192,000            1,124,000
                                                                      -------------        -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................       $   3,797,000        $  75,645,000
                                                                      =============        =============

Supplemental disclosure of cash flow information:
Cash paid during the three months ended September 30 for:
     Income taxes, net of refunds .............................       $   1,641,000        $      (6,000)
                                                                      -------------        -------------
     Interest .................................................       $   5,326,000        $       3,000
                                                                      -------------        -------------


See accompanying notes.

REPUBLIC GROUP INCORPORATED
Notes to Consolidated Financial Statements
September 30, 1999 and 1998 (Unaudited)

(1) In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, to fairly present the Company's financial position as of September 30, 1999, and the results of operations and cash flows for the periods ended September 30, 1999 and 1998. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K as of June 30, 1999.

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

                                                   For the Three Months Ended
                        ---------------------------------------------------------------------------------
                                 September 30, 1999                         September 30, 1998
                        ---------------------------------------------------------------------------------
                                   (in thousands)                             (in thousands)
                          Net                        Per-Share       Net                        Per-Share
                         Income         Shares         Amount       Income         Shares         Amount
                        -------         ------       ---------     --------        ------       ---------
Basic earnings
  per share             $  6,341        11,802         $  .54      $  3,285        11,748         $  .28

Effects of dilutive
securities-options          --              67           (.01)         --              79           --
                        --------        ------         ------      --------        ------         ------

Diluted earnings
per share               $  6,341        11,869         $  .53      $  3,285        11,827         $  .28
                        ========        ======         ======      ========        ======         ======

     Options to purchase 149,525 shares of common stock at prices ranging from $17.75 to $20.76 were outstanding for the three months ended September 30, 1999. Options to purchase 116,300 shares of common stock at prices ranging from $18.88 to $20.76 were outstanding for the three months ended September 30, 1998. These shares were not included in the diluted earnings per share calculation because the options' exercise prices were greater than the average market price of the common shares for the above periods.

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

     The Company is in the process of constructing a new recycled paperboard mill at Lawton, Oklahoma that is expected to cost approximately $170,000,000 to $175,000,000 inclusive of capitalized interest and working capital requirements. Of that amount, the Company believes, as of September 30, 1999, it will spend $20,000,000 to $25,000,000 to complete construction and begin operations of the Lawton mill. Furthermore, the Company has a ten year supply agreement with James Hardie Gypsum, Inc. to supply at least 90% of their requirements of gypsum-grade recycled paperboard from the Lawton mill beginning in the period between October 2000 and January 2001. This represents approximately 50% of the Lawton mill's estimated annual productive capacity of 220,000 tons.

(4) Reclassification: Certain prior year balances have been reclassified to conform with current year presentation.

(5) Subsequent Event: On October 28, 1999, the Board of Directors of the Company declared a quarterly cash dividend of $0.09 per share of common stock to be paid on December 15, 1999 to stockholders of record on November 30, 1999. Dividend payments will total approximately $1,064,000.

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

     Interest payment dates on the Notes are January 15 and July 15, and commenced on January 15, 1999. Each semi-annual interest payment is $4,750,000. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 2003, at a redemption price of 104.75% which reduces to 100% on or after July 15,

     2005. In addition, prior to July 15, 2001, the Company may redeem up to 35% of the principal amount of the Notes with the net cash proceeds received by the Company from one or more Public Equity Offerings, at a redemption price of 109.50%. The Notes include financial and other covenants of the kind generally included in such indebtedness. The $85,000,000 credit facility is being used as a revolving line of credit until the conversion date. The conversion date is defined as the earlier of July 15, 2000 or start-up of the Lawton mill which is currently expected to occur during the first quarter of calendar year 2000. At that time, the facility will convert into a term loan with a principal amount of up to $50,000,000 and a revolving credit facility with a $35,000,000 maximum principal amount. After the conversion, the principal of the term loan will amortize over four years with 10% due during the first year, 20% during the second year, 30% during the third year and 40% during the fourth year. The revolving credit facility will mature in four years. Availability under the credit facility is not subject to a borrowing base but is subject to, among other things, a condition that the lenders receive certain assurances that the construction of the Lawton mill is progressing on a satisfactory schedule and within agreed-upon cost parameters. The borrowings under the credit facility are guaranteed by each of the Company's material subsidiaries and are secured by a mortgage on the Lawton mill, a pledge of stock of the Company's subsidiaries and security interests in substantially all other personal property of the Company and its subsidiaries. At such time, if any, as outstanding loans under the credit facility exceed $50,000,000, the lenders may require that other real property and improvements of the Company and its subsidiaries be mortgaged as security for the credit facility. Outstanding principal amounts on the credit facility bear interest at a variable rate equal to, at the election of the Company, (i) the LIBOR, plus an agreed margin (ranging from 75 to 175 points), which is to be established annually based upon the Company's leverage ratio or (ii) the higher of (a) Bank of America corporate prime rate and (b) the sum of 1/2 of 1% plus the federal funds rate, plus, in each case, an agreed margin (ranging from 0 to 75 points). Interest payments under the credit facility are payable quarterly. Under the credit facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to excess cash flow, debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, interest coverage ratio, minimum EBITDA, and limitations on capital expenditures and dividends. The credit facility does not restrict the transfer of funds to the parent by the subsidiaries. The Company had borrowings outstanding of $54,000,000 under the credit facility as of September 30, 1999 at a weighted-average interest rate of 6.94%.

(8) Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The following is the Company's segment information for the quarter ended September 30, 1999 and 1998.

QUARTERS ENDED SEPTEMBER 30 (Unaudited)

                                                 1999                                         1998
                             ----------------------------------------------  ----------------------------------------------
                               Gypsum    Recycled    Elim.'s                  Gypsum     Recycled    Elim.'s
                             Wallboard  Paperboard  And Other  Consolidated  Wallboard  Paperboard  And Other  Consolidated
                             ----------------------------------------------  ----------------------------------------------
Shipment units:
Wallboard (MSF)                199,117                            199,117    138,955                             138,955
Recycled paperboard (tons)                 42,236     (4,897)      37,339                46,316     (4,630)       41,686
Recovered paper fiber (tons)               60,497    (30,590)      29,907                42,779    (20,378)       22,401
                             ---------   --------   --------     --------  ---------  ---------  ---------     ---------

Gross sales (in thousands):
Gypsum wallboard             $  35,284   $          $            $ 35,284  $  19,634  $          $             $  19,634
Recycled paperboard                        15,165                  15,165                16,953                   16,953
Recovered paper fiber                       5,780     (3,000)       2,780                 2,935     (1,327)        1,608
Intrasegment fiber sales                   (3,000)     3,000         --                  (1,327)     1,327          --
Intersegment paperboard                     1,878     (1,878)        --                   1,694     (1,694)         --
    sales
Other                                                      3            3                                1             1
                             ---------   --------   --------     --------  ---------  ---------  ---------     ---------
Gross sales                     35,284     19,823     (1,875)      53,232     19,634     20,255     (1,693)       38,196
Less freight and discounts       5,523      1,220          1        6,744      3,655      1,356       --           5,011
                             ---------   --------   --------     --------  ---------  ---------  ---------     ---------
Net sales                    $  29,761   $ 18,603   $ (1,876)    $ 46,488  $  15,979  $  18,899  $  (1,693)    $  33,185
                             ---------   --------   --------     --------  ---------  ---------  ---------     ---------
Operating profit             $  14,610   $ (1,826)  $ (2,172)    $ 10,612  $   6,440  $   1,706  $  (2,070)    $   6,076
Identifiable assets             72,922    216,909     14,607      304,438     52,473     84,931     85,660       223,064
Capital expenditures             1,015     35,574        961       37,550      8,576     13,652        122        22,350
Depreciation, depletion and
   amortization                  1,034      1,309        380        2,723        486      1,290        319         2,095
                             ---------   --------   --------     --------  ---------  ---------  ---------     ---------

     The Company's operations within the gypsum industry consist of the manufacture and sale of gypsum wallboard. Operations within the paperboard industry consist of (i) the manufacture and sale of recycled paperboard to the gypsum industry and other paperboard converters which manufacture composite cans, cores, tubes and other packaging products, and (ii) the collection and sale of recovered paper fiber. The Company's gypsum wallboard operations are located at Duke, Oklahoma. The Company's primary markets for gypsum wallboard are Texas, Oklahoma, Colorado and Kansas with additional secondary emphasis in the midwestern and southeastern regions of the United States. The Company operates recycled paperboard mills at Hutchinson, Kansas, Commerce City, Colorado, and Halltown, West Virginia and is in the process of constructing a recycled paperboard mill at Lawton, Oklahoma which is expected to commence commercial production during the first quarter of calendar year 2000. The Company's primary markets for recycled paperboard are generally within a 600 mile radius of the facilities. The Company operates reclaimed paper fiber recycling centers at Kansas City, Missouri, Topeka, Kansas, and Denver, Colorado with the corresponding markets within a 600 mile radius of the centers.

     Republic Group Incorporated employs approximately 1,030 people, approximately 665 of whom are covered by collective bargaining units with four labor unions. The expirations of current bargaining agreements range from 2000 to 2004. The Company believes its relations with employees are satisfactory.

     Operating profit is net sales less operating expenses. Sales between segments are made at approximately market price. Identifiable assets by industry segment are those used in each segment at period-end. Eliminations and other include general corporate assets, principally cash, securities, property and equipment and expenses.

(9)  The following components are included in other expense, net:

                                                            Quarters Ended
                                                            --------------
                                                             September 30
                                                             ------------
                                                        1999                1998
                                                   -------------       --------------
Interest expense                                   $  (3,263,000)      $   (2,094,000)
     Less: Capitalized portion                         3,132,000              603,000
                                                   -------------       --------------
Net interest expense                                    (131,000)          (1,491,000)
Interest income                                           66,000              811,000
Miscellaneous income (expense)                            18,000              (96,000)
                                                   -------------       --------------
Other expense, net                                 $     (47,000)      $     (776,000)
                                                   =============       ==============

     Components of interest expense include interest associated with the Notes and bank credit facility, commitment fees based on the unused portion of the bank credit facility and amortization of debt issue costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarters Ended September 30, 1999 and 1998.

Consolidated Results. Consolidated net income increased 93% to $6,341,000 or $0.53 per diluted share from $3,285,000 or $0.28 per diluted share posted in the September 1998 quarter. For the September 1999 quarter, net sales increased 40% to $46,488,000 compared to $33,185,000 recorded in the September 1998 quarter. The Company posted operating profits of $10,612,000 in the September 1999 quarter--a 75% improvement over the same quarter one year ago. The principal factors influencing the Company's achievements for the current quarter were record shipments of 199 million square feet of gypsum wallboard--an increase of 43%--and a 25% increase in selling prices of gypsum wallboard from the September 1998 quarter. Consolidated net income in the September 1999 quarter was augmented by a $615,000 decrease in interest expense (net of interest income) from the September 1998 quarter. Substantially all of the Company's interest expense was capitalized during the September 1999 quarter as construction-in-progress because the investment in the Lawton, Oklahoma recycled paperboard mill, currently under construction, was approximately the same as outstanding debt. A shift in apportionments of income between the states caused the Company's effective income tax rate to increase to approximately 40% for fiscal year 2000 versus 38% and 39% for the September 1998 quarter and fiscal year 1999, respectively.

Gypsum Wallboard Segment Results. Operating profits of $14,610,000 for the gypsum wallboard segment improved 127% from $6,440,000 recorded in the September 1998 quarter. Those factors listed above related to increased shipments and selling prices of gypsum wallboard were the primary contributors for the improved results in the Company's gypsum wallboard segment. The September 1999 quarter was the second full quarter of operations for the expanded Duke, Oklahoma gypsum wallboard plant. The segment's increase in net sales was partially offset by an 11% increase in total per unit operating costs compared to the September 1998 quarter. This was substantially due to inefficiencies with the slower than anticipated start-up of the expanded plant and additional depreciation related to the expansion. Total per unit operating costs decreased approximately 2% from the June 1999 quarter primarily as the result of a 5% increase in shipments. The Company anticipates continued improvements in per unit costs, production output and efficiency gains throughout this fiscal year. Based on the mix of actual products produced, the Company believes its annual practical capacity of the expanded plant is approximately 1.0 to 1.1 billion square feet. Demand for gypsum wallboard continues to be strong, and the Company implemented its second selling price increase of this fiscal year at the beginning of October.

Recycled Paperboard Segment Results. The Company's recycled paperboard segment recorded an operating loss of $1,826,000 in the September 1999 quarter compared to an operating profit of $1,706,000 in the September 1998 quarter. During the September 1999 quarter, operating profits were negatively affected by a 34% increase in per unit reclaimed paper fiber costs, the principal raw material used in the manufacture of recycled paperboard, and a significant increase in pre-operating costs associated with its new paperboard mill being constructed at Lawton, Oklahoma.

The increase in pre-operating expenses of the Lawton mill project was mainly due to fully staffing and training new employees in anticipation of start-up. In response to the rise in fiber costs, the Company started implementing selling price increases late in the September 1999 quarter. There is generally a 60-to-90 day lag between the incidence of fiber cost changes and selling price adjustments. Additionally, shipments of recycled paperboard fell 9% from 46,316 tons in the September 1998 quarter to 42,236 tons in the September 1999 quarter. This was chiefly due to continued weakness in the East Coast uncoated recycled paperboard market and scheduled down-time at two of the Company's recycled paperboard mills for routine annual maintenance and new equipment installations.

Expansion Project - Lawton, Oklahoma Recycled Paperboard Mill

Construction of the Company's new recycled paperboard mill at Lawton, Oklahoma continues to be on schedule with commercial production targeted to commence during the first quarter of calendar year 2000. Portions of the new plant are already going through the commissioning phase. The capacity of the Lawton mill is expected to ultimately reach approximately 220,000 tons annually, after the start-up phase, and will be used primarily for the production of gypsum-grade recycled paperboard. The addition of the Lawton mill will essentially double the Company's current recycled paperboard capacity. Management estimates that the Lawton mill will cost approximately $170,000,000 to $175,000,000 including related working capital requirements and capitalized interest.

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

Costs to Address Year 2000 Issues. The Company executed its Year 2000 program primarily with internal resources. The principal costs associated with these internal resources were payroll and employee benefits of the members of the Year 2000 committee and the Company's information technology ("IT") department, third party consultants, and hardware and software upgrades. The Company does not separately track the internal costs attributable to the Year 2000 program. Internal costs related to payroll, employee benefits, and third party consultants are estimated to be approximately $275,000 through September 30, 1999. The Company estimates the total cost of its Year 2000 project will be less than $350,000. Starting in fiscal year 1995, the Company replaced substantially all of its business systems hardware and software. The Company estimates expenditures of approximately $300,000 in fiscal year 2000 for periodic, scheduled upgrades of hardware and software. All costs of Year 2000 compliance are recorded as an expense in the period incurred and are not expected to be material to the Company's operations, liquidity, or capital resources.

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

Liquidity and Capital Resources

The following is a summary of certain financial statistics and balances related to the liquidity and financial condition of the Company at September 30 and June 30, 1999.

$ in thousands                         September 30, 1999        June 30, 1999
--------------                         ------------------        -------------
Working capital                        $           13,004        $      13,126
Current ratio                                       1.5:1                1.5:1
Cash and cash equivalents              $            3,797        $       6,192
Interest-bearing debt                  $          154,000        $     125,000

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

The $85,000,000 credit facility is being used as a revolving line of credit until the conversion date. The conversion date is defined as the earlier of July 15, 2000 or start-up of the Lawton mill which is currently expected to occur during the first quarter of calendar year 2000. At that time, the facility will convert into a term loan with a principal amount of up to $50,000,000 and a revolving credit facility with a $35,000,000 maximum principal amount. After the conversion, the principal of the term loan will amortize over four years with 10% due during the first year, 20% during the second year, 30% during the third year and 40% during the fourth year. The revolving credit facility will mature in four years. Availability under the credit facility is not subject to a borrowing base but is subject to, among other things, a condition that the lenders receive certain assurances that the construction of the Lawton mill is progressing on a satisfactory schedule and within agreed-upon cost parameters. The borrowings under the credit facility are guaranteed by each of the Company's material subsidiaries and are secured by a mortgage on the Lawton mill, a pledge of stock of the Company's subsidiaries and security interests in substantially all other personal property of the Company and its subsidiaries. At such time, if any, as outstanding loans under the credit facility exceed $50,000,000, the lenders may require that other real property and improvements of the Company and its subsidiaries be mortgaged as security for the credit facility. Outstanding principal amounts on the credit facility bear interest at a variable rate equal to, at the election of the Company, (i) the LIBOR, plus an agreed margin (ranging from 75 to 175 points), which is to be established annually based upon the Company's leverage ratio or (ii) the higher of (a) Bank of America corporate prime rate and (b) the sum of 1/2 of 1% plus the federal funds rate, plus, in each case, an agreed margin (ranging from 0 to 75 points). Interest payments under the credit facility are payable quarterly. Under the credit facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to excess cash flow, debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, interest coverage ratio, minimum EBITDA, and limitations on capital expenditures and dividends. The credit facility does not restrict the transfer of funds to the parent by the subsidiaries. The Company had borrowings outstanding of $54,000,000 under the credit facility as of September 30, 1999 at a weighted-average interest rate of 6.94%.

The Company funded $37,550,000 of additions to property, plant and equipment and $1,062,000 in dividends to shareholders with cash generated from operations and borrowings from its bank credit facility during the three months ended September 30, 1999. Capital expenditures relating to the construction of the Lawton mill were approximately $34,000,000 during the three-month period. Management estimates that the Lawton mill will cost, including capitalized interest and related working capital requirements, approximately $170,000,000 to $175,000,000. Of that amount, the Company estimates that it will spend approximately $20,000,000 to $25,000,000 to complete and provide working capital for the Lawton mill during the remainder of fiscal year 2000. Additionally, the Company anticipates that it will spend approximately $15,000,000 to $20,000,000 to upgrade equipment at the Company's other facilities during fiscal year 2000. As of September 30, 1999, the Company had available for borrowing, $31,000,000 of the $85,000,000 credit facility. The Company believes that the remaining portion available under the credit facility, together with cash generated by operations during fiscal year 2000, will be sufficient (i) to complete the construction of the Lawton mill, (ii) to fund the other capital expenditure requirements identified above,
(iii) to fund the Company's working capital requirements including interest payments, (iv) to pay dividends to stockholders and (v) to fund other general and corporate requirements.

On October 28, 1999, the Board of Directors of the Company declared a quarterly cash dividend of $0.09 per share of common stock to be paid on December 15, 1999 to stockholders of record on November 30, 1999. Dividend payments will total approximately $1,064,000. Quarterly dividends historically have been paid in September, December, March and June. Both the schedule and payment of cash dividends are subject to the approval of the Company's Board of Directors. The credit facility and the Indenture impose limits on the Company's ability to pay dividends, but the Company does not anticipate that such limits will prevent the payment of dividends at historical levels. In most cases, the limits imposed by the credit facility are the most restrictive. Under those limits, the Company may pay cash dividends and/or redeem its stock in aggregate amounts of not more than (a) $5,300,000 in each fiscal year ending on or before the conversion date,
(b) $5,500,000 in each of the first and second fiscal years ending after the conversion date, (c) $6,000,000 in each of the third and fourth fiscal years ending after the conversion date and (d) without limitation thereafter.

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements due to a number of factors, including general economic conditions, competition, market acceptance of selling price increases, raw material costs, facility fuel costs, timely completion and successful operation thereafter of the on-going capital projects at the Company's Duke, Oklahoma gypsum wallboard plant and the Lawton, Oklahoma recycled paperboard mill, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

The Company is exposed to interest rate risk primarily through its borrowing activities. At September 30, 1999, the Company had outstanding, $100,000,000 of Notes carrying a 9.5% fixed interest rate. This fixed rate obligation does not expose the Company to risk of earnings or cash flow loss due to the changes in market interest rates; however, the fair value of the Notes is sensitive to changes in interest rates. A hypothetical 100 basis point change in interest rates would result in a corresponding change of approximately $5,800,000 in the fair value of the Notes, assuming a full redemption at July 15, 2008.

At September 30, 1999, the Company had $54,000,000 of borrowings outstanding under its credit facility under which any outstanding balance bears interest at variable rates. With respect to all borrowings under the credit facility, interest rate changes generally do not affect the fair value thereof, but do impact future earnings and cash flows. A hypothetical 100 basis point change in interest rates would have a $540,000 annual impact on the Company's future earnings and cash flows based on the Company's outstanding variable rate borrowings as of September 30, 1999. See--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources for additional discussion of the terms of the Notes and the credit facility.

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

Item 2.  Changes in Securities
         Not applicable.

Item 3.  Defaults Upon Senior Securities
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on October 28, 1999. The votes cast on each item in order of the listing in the Proxy was as follows:

         1. Election of Directors

                                            Votes                Votes To               Broker
                                             For           Withhold Authority         Non-Votes
                                             ---           ------------------         ---------
            C. William Claypool          10,789,228               38,535                  0
            Bert A. Nelson               10,788,948               38,815                  0
            Talbot Rain                  10,782,153               45,610                  0
            Gerald L. Ray                10,783,173               44,590                  0
            Robert F. Sexton             10,789,448               38,315                  0
            Phil Simpson                 10,795,055               32,708                  0
            L. L. Wallace                10,779,593               48,170                  0
            David B. Yarbrough           10,779,293               48,470                  0

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

                                       REPUBLIC GROUP INCORPORATED


November 9, 1999                       /s/ DOYLE R. RAMSEY
                                       -----------------------------------------
                                       Doyle R. Ramsey
                                       Executive Vice President and
                                       Chief Financial Officer


November 9, 1999                       /s/ MICHAEL W. DIRKS
                                       -----------------------------------------
                                       Michael W. Dirks
                                       Vice President - Finance and
                                       Chief Accounting Officer

                                INDEX TO EXHIBITS



EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
27.999    Financial Data Schedule for the first quarter of 2000 (for SEC use only)
27.998    Financial Data Schedule for the first quarter of 1999 (for SEC use only)
27.997    Financial Data Schedule for the first quarter of 1998 (for SEC use only)