Form 10-Q
period 1999-12-31
REPUBLIC GROUP INC
filed 2000-02-09
CIK 83226

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

    (Mark One)
        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999
                                               -----------------

                                       OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . to . . . . . . ... . . . . . .

                          Commission file number 1-7210

                           REPUBLIC GROUP INCORPORATED
                     ---- ---------------------------------
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
Yes  X            No
    ---             ---.

On January 31, 2000, there were 11,823,418 shares of the registrant's Common Stock, $1.00 par value outstanding.

                           REPUBLIC GROUP INCORPORATED

                                    FORM 10-Q
                                Quarterly Report

           For The Three Months And Six Months Ended December 31, 1999


                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Reference is made to pages 2 through 10 containing certain consolidated financial statements of Registrant in accordance with
          Part I of Form 10-Q.

          The consolidated financial statements include the accounts of Republic Group Incorporated and its wholly owned subsidiaries (individually and, together with its subsidiaries, the "Company").

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended December 31, 1999 and 1998 (Unaudited)

                                                                1999               1998
                                                            ------------       ------------
Gross sales .........................................       $ 53,042,000       $ 36,722,000
Less freight and discounts ..........................          6,563,000          4,477,000
                                                            ------------       ------------
Net sales ...........................................         46,479,000         32,245,000
Costs and expenses:
     Cost of sales ..................................         30,998,000         20,992,000
     Selling and administrative expenses ............          5,543,000          4,620,000
                                                            ------------       ------------
                                                              36,541,000         25,612,000
                                                            ------------       ------------
Operating profit ....................................          9,938,000          6,633,000
     Other income (expense), net ....................            120,000           (539,000)
                                                            ------------       ------------
Income before income taxes ..........................         10,058,000          6,094,000
Provision for income taxes ..........................          4,024,000          2,316,000
                                                            ------------       ------------
NET INCOME ..........................................       $  6,034,000       $  3,778,000
                                                            ============       ============
Basic earnings per share ............................       $       0.51       $       0.32
                                                            ============       ============
Basic weighted average shares outstanding ...........         11,820,000         11,764,000
                                                            ============       ============
Diluted earnings per share ..........................       $       0.51       $       0.32
                                                            ============       ============
Diluted weighted average shares outstanding .........         11,864,000         11,829,000
                                                            ============       ============


See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended December 31, 1999 and 1998 (Unaudited)

                                                                1999               1998
                                                            ------------       ------------
Gross sales .........................................       $106,274,000       $ 74,918,000
Less freight and discounts ..........................         13,307,000          9,488,000
                                                            ------------       ------------
Net sales ...........................................         92,967,000         65,430,000
Costs and expenses:
     Cost of sales ..................................         61,228,000         43,578,000
     Selling and administrative expenses ............         11,189,000          9,143,000
                                                            ------------       ------------
                                                              72,417,000         52,721,000
                                                            ------------       ------------
Operating profit ....................................         20,550,000         12,709,000
     Other income (expense), net ....................             73,000         (1,315,000)
                                                            ------------       ------------
Income before income taxes ..........................         20,623,000         11,394,000
Provision for income taxes ..........................          8,248,000          4,331,000
                                                            ------------       ------------
NET INCOME ..........................................       $ 12,375,000       $  7,063,000
                                                            ============       ============
Basic earnings per share ............................       $       1.05       $       0.60
                                                            ============       ============
Basic weighted average shares outstanding ...........         11,811,000         11,757,000
                                                            ============       ============
Diluted earnings per share ..........................       $       1.04       $       0.60
                                                            ============       ============
Diluted weighted average shares outstanding .........         11,866,000         11,832,000
                                                            ============       ============


See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
December 31, 1999 and June 30, 1999

                                                              Dec. 31, 1999      June 30, 1999
                                                              -------------      -------------
                                                               (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ..........................       $  3,139,000       $  6,192,000
   Accounts receivable, net ...........................         19,571,000         18,838,000
   Income tax refunds receivable ......................            330,000            491,000
   Inventories:
     Finished goods ...................................          4,733,000          3,396,000
     Raw materials and supplies .......................         11,091,000          7,538,000
                                                              ------------       ------------
                                                                15,824,000         10,934,000
   Prepaid expenses and other .........................            668,000            902,000
   Deferred income taxes ..............................            630,000            630,000
                                                              ------------       ------------
     TOTAL CURRENT ASSETS .............................         40,162,000         37,987,000
   Property, plant and equipment, at cost .............        348,768,000        285,938,000
   Less accumulated depreciation, amortization and
     depletion ........................................         66,637,000         61,989,000
                                                              ------------       ------------
                                                               282,131,000        223,949,000
Unamortized debt issue costs ..........................          4,458,000          4,780,000
Other assets ..........................................          1,604,000          1,452,000
                                                              ------------       ------------
TOTAL ASSETS ..........................................       $328,355,000       $268,168,000
                                                              ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ...................................       $ 16,075,000       $ 14,021,000
   Accrued payroll and employee benefits ..............          4,141,000          3,475,000
   Income taxes payable ...............................            499,000          1,333,000
   Accrued interest payable ...........................          4,676,000          4,448,000
   Other current liabilities ..........................          1,670,000          1,584,000
                                                              ------------       ------------
     TOTAL CURRENT LIABILITIES ........................         27,061,000         24,861,000
Long-term debt due after one year .....................        172,000,000        125,000,000
Deferred income taxes .................................         14,299,000         13,695,000
Other long-term liabilities ...........................            545,000            597,000
Commitments and contingencies-see notes
STOCKHOLDERS' EQUITY:
   Common stock, $1 par value .........................         11,820,000         11,800,000
   Additional paid-in capital .........................         28,723,000         28,568,000
   Unrealized gain on marketable securities ...........            178,000            169,000
   Retained earnings ..................................         73,729,000         63,478,000
                                                              ------------       ------------
     TOTAL STOCKHOLDERS' EQUITY .......................        114,450,000        104,015,000
                                                              ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............       $328,355,000       $268,168,000
                                                              ============       ============


See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 1999 and 1998 (Unaudited)

                                                                        1999                  1998
                                                                   --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ............................................       $   12,375,000        $    7,063,000
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation, depletion and amortization ..........            5,534,000             4,334,000
         Non-cash compensation expense .....................                 --                   3,000
         Deferred income taxes .............................              604,000                  --
         Loss (gain) on sale of assets .....................              (29,000)              142,000
         Changes in current assets and liabilities:
              Accounts receivable ..........................             (733,000)            1,372,000
              Income tax refunds receivable ................              161,000               403,000
              Inventories ..................................           (4,890,000)             (885,000)
              Prepaid expenses .............................              234,000               391,000
              Accounts payable and accrued liabilities .....            2,806,000            (2,254,000)
              Income taxes payable .........................             (834,000)            1,142,000
              Accrued interest payable .....................              228,000             4,399,000
         Other assets and liabilities ......................             (194,000)             (113,000)
                                                                   --------------        --------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES .............           15,262,000            15,997,000
                                                                   --------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment ............          (63,411,000)          (56,688,000)
     Proceeds from sale of property, plant and equipment ...               46,000                62,000
     Proceeds from life insurance policy ...................                 --               1,000,000
                                                                   --------------        --------------
     NET CASH USED BY INVESTING ACTIVITIES .................          (63,365,000)          (55,626,000)
                                                                   --------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid ........................................           (2,126,000)           (2,117,000)
     Net proceeds (payments) under lines of credit .........           47,000,000            (5,950,000)
     Proceeds from issuance of debt ........................                 --             100,000,000
     Payments for debt issue costs .........................                 --              (5,097,000)
     Issuance of common treasury stock .....................                 --                  85,000
     Proceeds from exercised stock options .................              176,000               243,000
                                                                   --------------        --------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES .............           45,050,000            87,164,000
                                                                   --------------        --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......           (3,053,000)           47,535,000
Cash and cash equivalents at beginning of year .............            6,192,000             1,124,000
                                                                   --------------        --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................       $    3,139,000        $   48,659,000
                                                                   ==============        ==============

Supplemental disclosure of cash flow information:
Cash paid during the six months ended December 31 for:
     Income taxes, net of refunds ..........................       $    8,317,000        $    2,786,000
     Interest ..............................................       $    6,378,000        $       98,000


See accompanying notes.

REPUBLIC GROUP INCORPORATED
Notes to Consolidated Financial Statements
December 31, 1999 and 1998 (Unaudited)

(1) In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, to fairly present the Company's financial position as of December 31, 1999, and the results of operations and cash flows for the periods ended December 31, 1999 and 1998. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K as of June 30, 1999.

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

                                                       For the Three Months Ended
                                                       --------------------------
                                     December 31, 1999                            December 31, 1998
                        -----------------------------------------      --------------------------------------
                                (in thousands)          Per-Share            (in thousands)         Per-Share
                         Net Income        Shares        Amount        Net Income       Shares       Amount
                        ------------       ------       ---------      ----------       ------      ---------
Basic earnings
  per share             $      6,034       11,820       $    0.51      $    3,778       11,764      $    0.32

Effects of dilutive
  securities-options              --           44              --              --           65             --
                        ------------       ------       ---------      ----------       ------      ---------

Diluted earnings
  per share             $      6,034       11,864       $    0.51      $    3,778       11,829      $    0.32
                        ============       ======       =========      ==========       ======      =========

                                                        For the Six Months Ended
                                                        ------------------------
                                     December 31, 1999                            December 31, 1998
                        -----------------------------------------      --------------------------------------
                                (in thousands)          Per-Share            (in thousands)         Per-Share
                         Net Income        Shares        Amount        Net Income       Shares       Amount
                        ------------       ------       ---------      ----------       ------      ---------
Basic earnings
  per share             $     12,375       11,811       $    1.05      $    7,063       11,757      $    0.60

Effects of dilutive
  securities-options              --           55            (.01)             --           75             --
                        ------------       ------       ---------      ----------       ------      ---------

Diluted earnings
  per share             $     12,375       11,866       $    1.04      $    7,063       11,832      $    0.60
                        ============       ======       =========      ==========       ======      =========

         Options to purchase 340,186 shares of common stock at prices ranging from $16.36 to $20.76 were outstanding for the three months ended December 31, 1999. Options to purchase 333,300 shares of common stock at prices ranging from $16.75 to $20.76 were outstanding for the six months ended December 31, 1999. Options to purchase 162,061 shares of common stock at prices ranging from $16.36 to $20.76 were outstanding for the three months ended December 31, 1998. Options to purchase 155,175 shares of common stock at prices ranging from $18.00 to $20.76 were outstanding for the six months ended December 31, 1998. These shares were not included in the diluted earnings per share calculation because the options' exercise prices were greater than the average market price of the common shares for the above periods.

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

         The Company is in the process of commissioning the equipment of its new recycled paperboard mill at Lawton, Oklahoma that is expected to cost approximately $175,000,000 inclusive of capitalized interest and working capital requirements. Of that amount, the Company believes, as of December 31, 1999, it will spend approximately $5,000,000 to complete construction and commission the equipment of the Lawton mill. Furthermore, the Company has a ten year supply agreement with James Hardie Gypsum, Inc. to supply at least 90% of their requirements of gypsum-grade recycled paperboard from the Lawton mill beginning in the period between October 2000 and January 2001. This represents approximately 50% of the Lawton mill's estimated annual productive capacity of 220,000 tons.

         In November 1999, a former management employee of the Company's Halltown West Virginia recycled paperboard mill filed a civil action lawsuit in the Circuit Court of Jefferson County West Virginia naming Republic Group Incorporated, Republic Paperboard Company of West Virginia, d/b/a Halltown Paperboard Company and three others as defendants. The plaintiff alleges a work related disability, retaliation, conspiracy and discrimination and is seeking compensatory and punitive damages in an unspecified amount. The Company is contesting the allegations and believes it has a valid defense against the claim. This lawsuit is in its early stages and, at this time, the Company has not ascertained the future liability, if any, of the above matter.

(4) Reclassification: Certain prior year balances have been reclassified to conform with current year presentation.

(5) Subsequent Event: On January 25, 2000, the Board of Directors of the Company declared a quarterly cash dividend of $0.09 per share of common stock to be paid on March 15, 2000 to stockholders of record on February 29, 2000. Dividend payments will total approximately $1,064,000.

(6) Income Taxes: The provisions for income taxes are based on estimated annual effective tax rates, which differ from the federal statutory rates principally due to state income taxes and certain non-deductible expenses.

(7) Long Term Debt: On July 15, 1998, the Company received proceeds from the issuance of $100,000,000 of 9.5% Senior Subordinated Notes (the "Notes") with a maturity date of

         July 15, 2008. The proceeds from the Notes, along with a new bank credit facility of up to $85,000,000 entered into with a bank syndicate on July 15, 1998, will be used primarily to finance the construction of the Lawton, Oklahoma recycled paperboard mill and for general and corporate purposes including working capital. On July 15, 1998, the Company used a portion of the proceeds from the Notes to repay the outstanding principal balance of a then existing revolving credit facility dated June 30, 1995 (as amended) with NationsBank, N.A., along with accrued interest. Upon repayment, the Company ended the NationsBank, N.A. revolving credit facility.

         Interest payment dates on the Notes are January 15 and July 15, and commenced on January 15, 1999. Each semi-annual interest payment is $4,750,000. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 2003, at a redemption price of 104.75% which reduces to 100% on or after July 15, 2005. In addition, prior to July 15, 2001, the Company may redeem up to 35% of the principal amount of the Notes with the net cash proceeds received by the Company from one or more Public Equity Offerings, at a redemption price of 109.50%. The Notes include financial and other covenants of the kind generally included in such indebtedness.
         The $85,000,000 credit facility is being used as a revolving line of credit until the conversion date. The conversion date is defined as the earlier of July 15, 2000 or start-up of the Lawton mill which is currently expected to occur during the first quarter of calendar year 2000. At that time, the facility will convert into a term loan with a principal amount of up to $50,000,000 and a revolving credit facility with a $35,000,000 maximum principal amount. After the conversion, the principal of the term loan will amortize over four years with 10% due during the first year, 20% during the second year, 30% during the third year and 40% during the fourth year. The revolving credit facility will mature in four years. Availability under the credit facility is not subject to a borrowing base but is subject to, among other things, a condition that the lenders receive certain assurances that the construction of the Lawton mill is progressing on a satisfactory schedule and within agreed-upon cost parameters. The borrowings under the credit facility are guaranteed by each of the Company's material subsidiaries and are secured by a mortgage on the Lawton mill, a pledge of stock of the Company's subsidiaries and security interests in substantially all other personal property of the Company and its subsidiaries. At such time, if any, as outstanding loans under the credit facility exceed $50,000,000, the lenders may require that other real property and improvements of the Company and its subsidiaries be mortgaged as security for the credit facility. Outstanding principal amounts on the credit facility bear interest at a variable rate equal to, at the election of the Company, (i) the LIBOR, plus an agreed margin (ranging from 75 to 175 points), which is to be established annually based upon the Company's leverage ratio or (ii) the higher of
         (a) Bank of America corporate prime rate and (b) the sum of 1/2 of 1% plus the federal funds rate, plus, in each case, an agreed margin (ranging from 0 to 75 points). Interest payments under the credit facility are payable quarterly. Under the credit facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to excess cash flow, debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, interest coverage ratio, minimum EBITDA, and limitations on capital expenditures and dividends. The credit facility does not restrict the transfer of funds to the parent by the subsidiaries. The Company had borrowings outstanding of $72,000,000 under the credit facility at December 31, 1999 at a weighted-average interest rate of 7.60%.

(8) The following is the Company's segment information for the quarters and six months ended December 31, 1999 and 1998.

Three Months Ended December 31, 1999 and 1998 (Unaudited)

                                                     1999                                           1998
                              ----------------------------------------------  ----------------------------------------------
                               Gypsum     Recycled    Elim.'s                  Gypsum     Recycled    Elim.'s
                              Wallboard  Paperboard  And Other  Consolidated  Wallboard  Paperboard  And Other  Consolidated
                              ---------  ----------  ---------  ------------  ---------  ----------  ---------  ------------
Shipment units:
Wallboard (MSF)                 180,084                            180,084    132,339                              132,339
Recycled paperboard (tons)                  44,911     (5,804)      39,107                  45,618     (5,591)      40,027
Recovered paper fiber (tons)                78,389    (51,037)      27,352                  43,901    (20,825)      23,076
                              ---------  ---------   --------    ---------   --------    ---------   --------    ---------
Gross sales (in thousands):
Gypsum wallboard              $  33,786  $           $           $  33,786   $ 19,328    $           $           $  19,328
Recycled paperboard                         16,272                  16,272                  15,982                  15,982
Recovered paper fiber                        7,950     (4,970)       2,980                   2,521     (1,111)       1,410
Intrasegment fiber sales                    (4,970)     4,970           --                  (1,111)     1,111           --
Intersegment paperboard sales                2,269     (2,269)          --                   2,076     (2,076)          --
Other                                                       4            4                                  2            2
                              ---------  ---------   --------    ---------   --------    ---------   --------    ---------
Gross sales                      33,786     21,521     (2,265)      53,042     19,328       19,468     (2,074)      36,722
Less freight and discounts        5,397      1,166         --        6,563      3,534          943         --        4,477
                              ---------  ---------   --------    ---------   --------    ---------   --------    ---------
Net sales                     $  28,389  $  20,355   $ (2,265)   $  46,479   $ 15,794    $  18,525   $ (2,074)   $  32,245
                              ---------  ---------   --------    ---------   --------    ---------   --------    ---------
Operating profit              $  13,717  $  (1,287)  $ (2,492)   $   9,938   $  6,183    $   2,300   $ (1,850)   $   6,633
                              =========  =========   ========    =========   ========    =========   ========    =========

Six Months Ended December 31, 1999 and 1998 (Unaudited)

                                                     1999                                           1998
                              ----------------------------------------------  ----------------------------------------------
                               Gypsum     Recycled    Elim.'s                  Gypsum     Recycled    Elim.'s
                              Wallboard  Paperboard  And Other  Consolidated  Wallboard  Paperboard  And Other  Consolidated
                              ---------  ----------  ---------  ------------  ---------  ----------  ---------  ------------
Shipment units:
Wallboard (MSF)                 379,201                            379,201     271,294                             271,294
Recycled paperboard (tons)                  87,147    (10,701)      76,446                  91,934    (10,221)      81,713
Recovered paper fiber (tons)               138,886    (81,627)      57,259                  86,680    (41,203)      45,477
                              ---------  ---------   --------   ----------    ---------  ---------   --------   ----------

Gross sales (in thousands):
Gypsum wallboard              $  69,070  $           $          $   69,070    $  38,962  $           $          $   38,962
Recycled paperboard                         31,437                  31,437                  32,936                  32,936
Recovered paper fiber                       13,730     (7,970)       5,760                   5,456     (2,438)       3,018
Intrasegment fiber sales                    (7,970)     7,970           --                  (2,438)     2,438           --
Intersegment paperboard sales                4,147     (4,147)          --                   3,770     (3,770)          --
Other                                                       7            7                                  2            2
                              ---------  ---------   --------   ----------    ---------  ---------   --------   ----------
Gross sales                      69,070     41,344     (4,140)     106,274       38,962     39,724     (3,768)      74,918
Less freight and discounts       10,920      2,386          1       13,307        7,188      2,301         (1)       9,488
                              ---------  ---------   --------   ----------    ---------  ---------   --------   ----------
Net sales                     $  58,150  $  38,958   $ (4,141)  $   92,967    $  31,774  $  37,423   $ (3,767)  $   65,430
                              ---------  ---------   --------   ----------    ---------  ---------   --------   ----------
Operating profit              $  28,327  $  (3,113)  $ (4,664)  $   20,550    $  12,623  $   4,007   $ (3,921)  $   12,709
Identifiable assets              73,358    240,197     14,800      328,355       58,187    109,274     60,511      227,972
Capital expenditures              5,269     56,892      1,250       63,411       15,932     40,472        284       56,688
Depreciation, depletion and
   amortization                   2,102      2,653        779        5,534        1,025      2,617        692        4,334
                              =========  =========   ========   ==========    =========  =========   ========   ==========

         The Company's operations within the gypsum industry consist of the manufacture and sale of gypsum wallboard. Operations within the paperboard industry consist of (i) the manufacture and sale of recycled paperboard to the gypsum industry and other paperboard converters which manufacture composite cans, cores, tubes and other packaging products, and (ii) the collection and sale of recovered paper fiber. The Company's gypsum wallboard operations are located at Duke, Oklahoma. The Company's primary markets for gypsum wallboard are Texas, Oklahoma, Colorado and Kansas with additional secondary emphasis in the midwestern and southeastern regions of the United States. The Company operates recycled paperboard mills at Hutchinson, Kansas, Commerce City, Colorado, and Halltown, West Virginia and is in the process of commissioning the equipment of its new recycled paperboard mill at Lawton, Oklahoma. The Company's primary markets for recycled paperboard are generally within a 600 mile radius of the facilities. The Company operates reclaimed paper fiber recycling centers at Kansas City, Missouri, Topeka, Kansas, and Denver, Colorado with the corresponding markets within a 600 mile radius of the centers.

         Republic Group Incorporated employs approximately 1,030 people, approximately 665 of whom are covered by collective bargaining agreements with four labor unions. The expirations of current bargaining agreements range from 2000 to 2004. The Company believes its relations with employees are satisfactory.

         Operating profit is net sales less operating expenses. Intersegment and intrasegment sales are made at approximately market price. Identifiable assets by industry segment are those used in each segment at period-end. Eliminations and other include general corporate assets, principally cash, securities, property and equipment and expenses.

(9)      The following components are included in other income (expense), net:

                                             Quarters Ended                      Six Months Ended
                                             --------------                      ----------------
                                               December 31                          December 31
                                               -----------                          -----------
                                         1999               1998                1999             1998
                                   ---------------     --------------      --------------   --------------
Interest expense                   $    (3,688,000)    $   (2,778,000)     $   (6,951,000)  $   (4,872,000)
     Less:  Capitalized portion          3,661,000          1,461,000           6,793,000        2,064,000
                                   ---------------     --------------      --------------   --------------
Net interest expense                       (27,000)        (1,317,000)           (158,000)      (2,808,000)
Interest income                             95,000            783,000             161,000        1,594,000
Miscellaneous income (expense)              52,000             (5,000)             70,000         (101,000)
                                   ---------------     --------------      --------------   --------------
Other income (expense), net        $       120,000     $     (539,000)     $       73,000   $   (1,315,000)
                                   ===============     ==============      ==============   ==============


         Components of interest expense include interest associated with the Notes and bank credit facility, commitment fees based on the unused portion of the bank credit facility and amortization of debt issue costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarters Ended December 31, 1999 and 1998.

Consolidated Results. Consolidated net income increased 60% to $6,034,000 or $0.51 per diluted share from $3,778,000 or $0.32 per diluted share posted in the December 1998 quarter. For the December 1999 quarter, net sales increased 44% to $46,479,000 compared to $32,245,000 recorded in the December 1998 quarter. Operating profits increased 50% to $9,938,000 in the December 1999 quarter over the same quarter one year ago. The principal factors contributing to these increases were a 36% increase in shipments and a 28% increase in selling prices of gypsum wallboard compared to the December 1998 quarter. Additionally, consolidated selling and administrative expenses decreased from 14% of net sales in the December 1998 quarter to 12% in the December 1999 quarter. Consolidated net income in the December 1999 quarter was augmented by a $602,000 pre-tax decrease in interest expense (net of interest income) from the December 1998 quarter. Substantially all of the Company's interest expense was capitalized during the December 1999 quarter as a cost of constructing the Company's new recycled paperboard mill at Lawton, Oklahoma. A shift in apportionment of income between the states caused the Company's effective income tax rate to increase to approximately 40% for fiscal year 2000 versus 38% and 39% for the December 1998 quarter and fiscal year 1999, respectively.

Gypsum Wallboard Segment Results. Operating profits improved 122% to $13,717,000 for the gypsum wallboard segment from $6,183,000 in the December 1998 quarter. Increased shipments, principally due to the addition last year of a second production line at the Company's Duke, Oklahoma gypsum wallboard plant, and increased selling prices of gypsum wallboard were the primary factors contributing to the improved operating results in the Company's gypsum wallboard segment. The segment's 80% increase in net sales was partially offset by a 12% increase in total per unit operating costs compared to the December 1998 quarter. Approximately 71% of this increase in total per unit operating costs was attributable to the rise in the cost of recycled paperboard, which is used as the facing paper for gypsum wallboard--See Recycled Paperboard Segment Results. In addition, the Company continues to work on improving operating efficiencies from the addition of the second production line at the Company's gypsum wallboard plant. Based on the mix of actual products produced, the Company believes its annual practical capacity of the expanded plant is approximately 1.0 to 1.1 billion square feet. Demand for gypsum wallboard did soften during the latter part of December and into January 2000.

Recycled Paperboard Segment Results. The Company's recycled paperboard segment recorded an operating loss of $1,287,000 in the December 1999 quarter compared to an operating profit of $2,300,000 in the December 1998 quarter. The December 1999 quarter was negatively affected by a 71% increase in per unit costs of reclaimed paper fiber, the principal raw material used in the manufacture of recycled paperboard. In addition, the December 1999 quarter operating results were negatively impacted by an expected increase in pre-operating and commissioning expenses associated with the Company's new paperboard mill being constructed at Lawton, Oklahoma. The Company has been able to mitigate a portion of these costs as net selling prices of recycled paperboard increased 4% from the December 1998 quarter. There is generally a 60-to-90 day lag between the incidence of fiber cost changes and selling price adjustments. Additionally, shipments of recycled paperboard fell slightly from 45,618 tons in the December 1998 quarter to 44,911 tons in the December 1999 quarter. The weakness in the uncoated recycled paperboard market continues in the East Coast markets. The recycled paperboard segment was positively affected by an increase in shipments and sales of recovered paper fiber to outside customers of 19% and 111%, respectively.

Six Months Ended December 31, 1999 and 1998.

Consolidated Results. Consolidated net income increased 75% to $12,375,000, or $1.04 per diluted share, on net sales of $92,967,000. This compares to consolidated net income of $7,063,000, or $.60 per diluted share, on net sales of $65,430,000 for the same period in 1998.

Results for the six months ended December 31, 1999 were affected by factors similar to those affecting the quarter. The increase in consolidated net income was primarily attributable to a 27% increase in selling prices of gypsum wallboard and a 40% increase in gypsum wallboard shipments. Shipments for recycled paperboard decreased 5%. Shipments of reclaimed paper fiber to outside customers from the Company's paper recycling division increased 26% from the 1998 period. Average net selling prices of recycled paperboard increased 2%, but the increase was more than offset by a 40% increase in per unit raw material costs, principally reclaimed paper fiber, when compared to the same period in 1998.

Expansion Project - Lawton, Oklahoma Recycled Paperboard Mill

Construction of the Company's new recycled paperboard mill at Lawton, Oklahoma is substantially complete. The mill is now commissioning production equipment and producing trial runs of gypsum-grade paperboard for the Company's own internal use as well as for other customers. The capacity of the Lawton mill is ultimately expected to reach approximately 220,000 tons annually, after the start-up phase, and will be used primarily for the production of gypsum-grade recycled paperboard. The addition of the Lawton mill will essentially double the Company's current recycled paperboard capacity. Management estimates that the capitalized costs for constructing the Lawton mill will be approximately $175,000,000 including related working capital requirements and capitalized interest.

Year 2000 Compliance

The Company uses a number of computer software programs, operating systems, and types of equipment with embedded computer chips in its internal operations, including applications used in the Company's financial business systems, manufacturing processes and administrative functions. The Company's Year 2000 Compliance team began addressing the Year 2000 issue in 1998 to ensure that the programs, operating systems, and equipment containing source code or embedded computer chips would be able to appropriately interpret the calendar year 2000. When the recent rollover occurred, the Company did not experience any problems interpreting the year 2000 with its computer software, operating systems or equipment with embedded computer chips.

The Company executed its Year 2000 program primarily with internal resources. The principal costs associated with these resources were payroll and employee benefits of the members of the Year 2000 Compliance team and the Company's information technology ("IT") department, third party consultants, and hardware and software upgrades. The Company did not separately track the costs attributable to the Year 2000 program, but estimates it incurred total internal costs related to payroll, employee benefits, and third party consultants of less than $350,000 for the Company's Year 2000 Compliance.

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

Liquidity and Capital Resources

The following is a summary of certain financial statistics and balances related to the liquidity and financial condition of the Company at December 31 and June 30, 1999.

$ in thousands                          December 31, 1999         June 30, 1999
--------------                          -----------------         -------------
Working capital                             $  13,101               $  13,126
Current ratio                                   1.5:1                   1.5:1
Cash and cash equivalents                   $   3,139               $   6,192
Interest-bearing debt                       $ 172,000               $ 125,000

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

The $85,000,000 credit facility is being used as a revolving line of credit until the conversion date. The conversion date is defined as the earlier of July 15, 2000 or start-up of the Lawton mill which is currently expected to occur during the first quarter of calendar year 2000. At that time, the facility will convert into a term loan with a principal amount of up to $50,000,000 and a revolving credit facility with a $35,000,000 maximum principal amount. After the conversion, the principal of the term loan will amortize over four years with 10% due during the first year, 20% during the second year, 30% during the third year and 40% during the fourth year. The revolving credit facility will mature in four years. Availability under the credit facility is not subject to a borrowing base but is subject to, among other things, a condition that the lenders receive certain assurances that the construction of the Lawton mill is progressing on a satisfactory schedule and within agreed-upon cost parameters. The borrowings under the credit facility are guaranteed by each of the Company's material subsidiaries and are secured by a mortgage on the Lawton mill, a pledge of stock of the Company's subsidiaries and security interests in substantially all other personal property of the Company and its subsidiaries. At such time, if any, as outstanding loans under the credit facility exceed $50,000,000, the lenders may require that other real property and improvements of the Company and its subsidiaries be mortgaged as security for the credit facility. Outstanding principal amounts on the credit facility bear interest at a variable rate equal to, at the election of the Company, (i) the LIBOR, plus an agreed margin (ranging from 75 to 175 points), which is to be established annually based upon the Company's leverage ratio or (ii) the higher of (a) Bank of America corporate prime rate and (b) the sum of 1/2 of 1% plus the federal funds rate, plus, in each case, an agreed margin (ranging from 0 to 75 points). Interest payments under the credit facility are payable quarterly. Under the credit facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to excess cash flow, debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, interest coverage ratio, minimum EBITDA, and limitations on capital expenditures and dividends. The credit facility does not restrict the transfer of funds to the parent by the subsidiaries. The Company had borrowings outstanding of $72,000,000 under the credit facility at December 31, 1999 at a weighted-average interest rate of 7.60%.

The Company funded $63,411,000 of additions to property, plant and equipment and $2,126,000 in dividends to shareholders with $15,262,000 of cash generated from operations, $47,000,000 of borrowings from its bank credit facility and existing cash on hand during the six months ended December 31, 1999. Capital expenditures relating to the construction of the Lawton mill were approximately $54,400,000 during the six-month period. Management estimates that the Lawton mill will cost, including capitalized interest and related working capital requirements, approximately $175,000,000. Of that amount, the Company estimates that it will spend approximately $5,000,000 to complete construction, to commission the equipment and to provide working capital for the Lawton mill during the remainder of fiscal year 2000. Additionally, the Company anticipates that it will spend approximately $8,000,000 to $12,000,000 to upgrade equipment at the Company's other facilities during the remainder of fiscal year 2000. At December 31, 1999, the Company had available for borrowing, $13,000,000 of the $85,000,000 bank credit facility. Although the Company believes that the remaining portion available under the existing credit facility, together with cash generated by operations during the remainder of fiscal year 2000, will be sufficient (i) to complete the construction and to commission the equipment at the Lawton mill, (ii) to fund the other capital expenditure requirements identified above, (iii) to fund the Company's working capital requirements including interest payments, (iv) to pay dividends to stockholders and (v) to fund other general and corporate requirements, the Company is currently contemplating increasing its existing credit facility in order to provide the Company with additional capital if needed.

On January 25, 2000, the Board of Directors of the Company declared a quarterly cash dividend of $0.09 per share of common stock to be paid on March 15, 2000 to stockholders of record on February 29, 2000. Dividend payments will total approximately $1,064,000. Quarterly dividends historically have been paid in September, December, March and June. Both the schedule and payment of cash dividends are subject to the approval of the Company's Board of Directors. The credit facility and the indenture pursuant to which the Notes were issued impose limits on the Company's ability to pay dividends, but the Company does not anticipate that such limits will prevent the payment of dividends at historical levels. In most cases, the limits imposed by the credit facility are the most restrictive. Under those limits, the Company may pay cash dividends and/or redeem its stock in aggregate amounts of not more than (a) $5,300,000 in each fiscal year ending on or before the conversion date, (b) $5,500,000 in each of the first and second fiscal years ending after the conversion date, (c) $6,000,000 in each of the third and fourth fiscal years ending after the conversion date and (d) without limitation thereafter.

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

The Company is exposed to interest rate risk primarily through its borrowing activities. At December 31, 1999, the Company had outstanding, $100,000,000 of Notes carrying a 9.5% fixed interest rate. This fixed rate obligation does not expose the Company to risk of earnings or cash flow loss due to the changes in market interest rates; however, the fair value of the Notes is sensitive to changes in interest rates. A hypothetical 100 basis point change in interest rates would result in a corresponding change of approximately $5,700,000 in the fair value of the Notes, assuming a full redemption at July 15, 2008.

At December 31, 1999, the Company had $72,000,000 of borrowings outstanding under its credit facility under which any outstanding balance bears interest at variable rates. With respect to all borrowings under the credit facility, interest rate changes generally do not affect the fair value thereof, but do impact future earnings and cash flows. A hypothetical 100 basis point change in interest rates would have a $720,000 annual impact on the Company's future earnings and cash flows based on the Company's outstanding variable rate borrowings at December 31, 1999. See-Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources for additional discussion of the terms of the Notes and the credit facility.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         In November 1999, a former management employee of the Company's Halltown West Virginia recycled paperboard mill filed a civil action lawsuit in the Circuit Court of Jefferson County West Virginia naming Republic Group Incorporated, Republic Paperboard Company of West Virginia, d/b/a Halltown Paperboard Company and three others as defendants. The plaintiff alleges a work related disability, retaliation, conspiracy and discrimination and is seeking compensatory and punitive damages in an unspecified amount. The Company is contesting the allegations and believes it has a valid defense against the claim. This lawsuit is in its early stages and, at this time, the Company has not ascertained the future liability, if any, of the above matter.

Item 2.  Changes in Securities
         Not applicable.

Item 3.  Defaults Upon Senior Securities
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Information regarding the submission of matters to a vote of security holders is set forth in Item 4 of Part II of the Company's previously filed Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and is incorporated herein by reference.

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

                                       REPUBLIC GROUP INCORPORATED


February 9, 2000                       /s/ DOYLE R. RAMSEY
                                       -----------------------------------------
                                       Doyle R. Ramsey
                                       Executive Vice President and
                                       Chief Financial Officer


February 9, 2000                       /s/ MICHAEL W. DIRKS
                                       -----------------------------------------
                                       Michael W. Dirks
                                       Vice President - Finance and
                                       Chief Accounting Officer

                                INDEX TO EXHIBITS


Exhibit                                     Description
-------                                     -----------
27.1299             Financial Data Schedule for the second quarter of 2000
                    (for SEC use only)