Form 10-Q
period 2000-03-31
REPUBLIC GROUP INC
filed 2000-05-12
CIK 83226

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

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

On April 28, 2000, there were 11,840,082 shares of the registrant's Common Stock, $1.00 par value outstanding.

                           REPUBLIC GROUP INCORPORATED

                                    FORM 10-Q
                                Quarterly Report

            For The Three Months And Nine Months Ended March 31, 2000


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

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2000 and 1999 (Unaudited)

                                                             2000                1999
                                                         ------------        ------------
Gross sales ......................................       $ 53,911,000        $ 35,576,000
Less freight and discounts .......................          7,103,000           4,686,000
                                                         ------------        ------------
Net sales ........................................         46,808,000          30,890,000

Costs and expenses:
     Cost of sales ...............................         35,793,000          21,749,000
     Selling and administrative expenses .........          5,619,000           4,907,000
                                                         ------------        ------------
                                                           41,412,000          26,656,000
                                                         ------------        ------------
Operating profit .................................          5,396,000           4,234,000
     Other expense, net ..........................           (699,000)           (372,000)
                                                         ------------        ------------
Income before income taxes .......................          4,697,000           3,862,000
Provision for income taxes .......................          1,879,000           1,468,000
                                                         ------------        ------------
NET INCOME .......................................       $  2,818,000        $  2,394,000
                                                         ============        ============
Basic earnings per share .........................       $       0.24        $       0.20
                                                         ============        ============
Basic weighted-average shares outstanding ........         11,829,000          11,775,000
                                                         ============        ============
Diluted earnings per share .......................       $       0.24        $       0.20
                                                         ============        ============
Diluted weighted-average shares outstanding ......         11,847,000          11,860,000
                                                         ============        ============


See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended March 31, 2000 and 1999 (Unaudited)

                                                              2000                 1999
                                                         -------------        -------------
Gross sales ......................................       $ 160,185,000        $ 110,494,000
Less freight and discounts .......................          20,410,000           14,174,000
                                                         -------------        -------------
Net sales ........................................         139,775,000           96,320,000

Costs and expenses:
     Cost of sales ...............................          97,021,000           65,327,000
     Selling and administrative expenses .........          16,808,000           14,050,000
                                                         -------------        -------------
                                                           113,829,000           79,377,000
                                                         -------------        -------------
Operating profit .................................          25,946,000           16,943,000
     Other expense, net ..........................            (626,000)          (1,687,000)
                                                         -------------        -------------
Income before income taxes .......................          25,320,000           15,256,000
Provision for income taxes .......................          10,127,000            5,799,000
                                                         -------------        -------------
NET INCOME .......................................       $  15,193,000        $   9,457,000
                                                         =============        =============
Basic earnings per share .........................       $        1.29        $        0.80
                                                         =============        =============
Basic weighted-average shares outstanding ........          11,819,000           11,764,000
                                                         =============        =============
Diluted earnings per share .......................       $        1.28        $        0.80
                                                         =============        =============
Diluted weighted-average shares outstanding ......          11,853,000           11,842,000
                                                         =============        =============


See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
March 31, 2000 and June 30, 1999

                                                        MARCH 31, 2000       June 30, 1999
                                                        --------------       -------------
                                                          (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .....................       $  3,465,000        $  6,192,000
   Accounts receivable, net ......................         23,619,000          18,838,000
   Income tax refunds receivable .................          2,975,000             491,000
   Inventories:
     Finished goods ..............................          6,664,000           3,396,000
     Raw materials and supplies ..................         11,697,000           7,538,000
                                                         ------------        ------------
                                                           18,361,000          10,934,000
   Prepaid expenses and other ....................            643,000             902,000
   Deferred income taxes .........................            630,000             630,000
                                                         ------------        ------------
     TOTAL CURRENT ASSETS ........................         49,693,000          37,987,000
   Property, plant and equipment, at cost ........        361,358,000         285,938,000
   Less accumulated depreciation, amortization and
     depletion ...................................         69,547,000          61,989,000
                                                         ------------        ------------
                                                          291,811,000         223,949,000
Unamortized debt issue costs .....................          4,479,000           4,780,000
Other assets .....................................          1,612,000           1,452,000
                                                         ------------        ------------
TOTAL ASSETS .....................................       $347,595,000        $268,168,000
                                                         ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ..............................       $ 14,299,000        $ 14,021,000
   Accrued payroll and employee benefits .........          3,937,000           3,475,000
   Income taxes payable ..........................               --             1,333,000
   Accrued interest payable ......................          2,419,000           4,448,000
   Other current liabilities .....................          1,559,000           1,584,000
   Current portion of long-term debt .............          6,000,000                --
                                                         ------------        ------------
     TOTAL CURRENT LIABILITIES ...................         28,214,000          24,861,000

Long-term debt due after one year ................        187,000,000         125,000,000
Deferred income taxes ............................         15,623,000          13,695,000
Other long-term liabilities ......................            454,000             597,000
Commitments and contingencies-see notes

STOCKHOLDERS' EQUITY:
   Common stock, $1 par value ....................         11,835,000          11,800,000
   Additional paid-in capital ....................         28,796,000          28,568,000
   Unrealized gain on marketable securities ......            192,000             169,000
   Retained earnings .............................         75,481,000          63,478,000
                                                         ------------        ------------
     TOTAL STOCKHOLDERS' EQUITY ..................        116,304,000         104,015,000
                                                         ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......       $347,595,000        $268,168,000
                                                         ============        ============


See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2000 and 1999 (Unaudited)

                                                                        2000                1999
                                                                   -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ............................................       $  15,193,000        $   9,457,000
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation, depletion and amortization ..........           8,756,000            6,906,000
         Non-cash compensation expense .....................                --                  3,000
         Deferred income taxes .............................           1,928,000            1,059,000
         Loss on sale of assets ............................               6,000              124,000
         Changes in current assets and liabilities:
              Accounts receivable ..........................          (4,781,000)          (1,306,000)
              Income tax refunds receivable ................          (2,484,000)          (1,183,000)
              Inventories ..................................          (7,427,000)          (2,397,000)
              Prepaid expenses .............................             259,000              329,000
              Accounts payable and accrued liabilities .....             715,000           (1,224,000)
              Income taxes payable .........................          (1,333,000)                --
              Accrued interest payable .....................          (2,029,000)           1,991,000
         Other assets and liabilities ......................            (280,000)            (132,000)
                                                                   -------------        -------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES .............           8,523,000           13,627,000
                                                                   -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment ............         (76,179,000)         (79,187,000)
     Proceeds from sale of property, plant and equipment ...              61,000               93,000
     Proceeds from life insurance policy ...................                --              1,000,000
                                                                   -------------        -------------
     NET CASH USED BY INVESTING ACTIVITIES .................         (76,118,000)         (78,094,000)
                                                                   -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid ........................................          (3,190,000)          (3,176,000)
     Net proceeds (payments) under lines of credit .........          68,000,000           (5,950,000)
     Proceeds from issuance of debt ........................                --            100,000,000
     Payments for debt issue costs .........................            (206,000)          (5,105,000)
     Issuance of common treasury stock .....................                --                122,000
     Proceeds from exercised stock options .................             264,000              285,000
                                                                   -------------        -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES .............          64,868,000           86,176,000
                                                                   -------------        -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......          (2,727,000)          21,709,000
Cash and cash equivalents at beginning of year .............           6,192,000            1,124,000
                                                                   -------------        -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................       $   3,465,000        $  22,833,000
                                                                   -------------        -------------
Supplemental disclosure of cash flow information:
Cash paid during the nine months ended March 31 for:
     Income taxes, net of refunds ..........................       $  12,016,000        $   5,923,000
                                                                   -------------        -------------
     Interest ..............................................       $  12,671,000        $   5,030,000
                                                                   -------------        -------------


See accompanying notes.

REPUBLIC GROUP INCORPORATED
Notes to Consolidated Financial Statements
March 31, 2000 and 1999 (Unaudited)

(1) In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, to fairly present the Company's financial position as of March 31, 2000, and the results of operations and cash flows for the periods ended March 31, 2000 and 1999. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K as of June 30, 1999.

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

                                                            For the Three Months Ended
                                ----------------------------------------------------------------------------------
                                              March 31, 2000                             March 31, 1999
                                ---------------------------------------    ---------------------------------------
                                      (in thousands)          Per-Share          (in thousands)          Per-Share
                                Net Income       Shares         Amount     Net Income       Shares         Amount
                                ----------       ------       ---------    ----------       ------       ---------
         Basic earnings
           per share            $    2,818       11,829       $    0.24    $    2,394       11,775       $    0.20

         Effects of dilutive
           securities-options           --           18              --            --           85              --
                                ----------       ------       ---------    ----------       ------       ---------
         Diluted earnings
           per share            $    2,818       11,847       $    0.24    $    2,394       11,860       $    0.20
                                ==========       ======       =========    ==========       ======       =========

                                                            For the Nine Months Ended
                                ----------------------------------------------------------------------------------
                                              March 31, 2000                             March 31, 1999
                                ---------------------------------------    ---------------------------------------
                                      (in thousands)          Per-Share          (in thousands)          Per-Share
                                Net Income       Shares         Amount     Net Income       Shares         Amount
                                ----------       ------       ---------    ----------       ------       ---------
         Basic earnings
           per share            $   15,193       11,819       $    1.29    $    9,457       11,764       $    0.80

         Effects of dilutive
         securities-options             --           34            (.01)           --           78              --
                                ----------       ------       ---------    ----------       ------       ---------
         Diluted earnings
         per share              $   15,193       11,853       $    1.28    $    9,457       11,842       $    0.80
                                ==========       ======       =========    ==========       ======       =========

         Options to purchase 547,267 shares of common stock at prices ranging from $12.84 to $20.76 were outstanding for the three months ended March 31, 2000. Options to purchase 397,653 shares of common stock at prices ranging from $15.23 to $20.76 were outstanding for the nine months ended March 31, 2000. Options to purchase 153,225 shares of common stock at prices ranging from $18.00 to $20.76 were outstanding for the three months and nine months ended March 31, 1999. These shares were not included in the diluted earnings per share calculation because the options' exercise prices were greater than the average market price of the common shares for the above periods.

(3) Other Commitments and Contingent Liabilities: In connection with the Company's construction of a warehouse addition to its paperboard mill located at Commerce City, Colorado, a suburb of Denver, the Company discovered and has been investigating the presence of subsurface petroleum hydrocarbons. The Company retained an environmental consultant who concluded that fuel oil, jet fuel and gasoline additives had migrated in the subsurface of the Company's property from an adjacent property. The Company has conducted its own investigations and the adjacent property owners have conducted their own investigations. Also, the Company and the adjacent owners have jointly sponsored investigations. As a result of the most recent jointly sponsored investigation, the Company again substantially verified the results obtained in earlier investigations. Additionally, the investigation uncovered newly discovered environmental conditions that appear to stem from historical underground storage tank use on the Company's property. The Company notified the Oil Inspection Section of the Colorado Department of Labor and Employment of the most recent results. The Company and a former owner of the Commerce City paper mill have entered into a participation agreement to respond to those conditions that appear to stem from historical underground storage tank use. Under the participation agreement, Republic and the former owner will share costs associated with the underground storage tank, if any, 25% and 75%, respectively. At this time, the Company has not ascertained the future liability, if any, of the above matters.

         In November 1999, a former management employee of the Company's Halltown, West Virginia recycled paperboard mill filed a civil action lawsuit in the Circuit Court of Jefferson County West Virginia naming Republic Group Incorporated, Republic Paperboard Company of West Virginia, d/b/a Halltown Paperboard Company and three others as defendants. The plaintiff alleges a work related disability, retaliation, conspiracy and discrimination and is seeking compensatory and punitive damages in an unspecified amount. The Company is contesting the allegations and believes it has valid defenses against the claim. This lawsuit is in its early stages and, at this time, the Company has not ascertained the future liability, if any, of the above matter.

(4) Reclassification: Certain prior year balances have been reclassified to conform with current year presentation.

(5) Subsequent Event: On April 18, 2000, the Board of Directors of the Company declared a quarterly cash dividend of $0.09 per share of common stock to be paid on June 15, 2000 to stockholders of record on May 31, 2000. Dividend payments will total approximately $1,066,000.

(6) Income Taxes: The provisions for income taxes are based on estimated annual effective tax rates, which differ from the federal statutory rates principally due to state income taxes and certain non-deductible expenses.

(7) Long Term Debt: On July 15, 1998, the Company received proceeds from the sale of $100,000,000 of 9.5% Senior Subordinated Notes (the "Notes") with a maturity date of July 15, 2008. The proceeds from the Notes, along with a credit facility of up to $85,000,000 entered into with a bank syndicate on July 15, 1998 were used primarily to finance the construction of the Lawton mill and for general and corporate purposes. On

         July 15, 1998, the Company used a portion of the proceeds from the sale of the Notes to repay the outstanding principal balance ($5,950,000) of a then existing revolving credit facility along with accrued interest. Upon repayment, the Company terminated the revolving credit facility. Due to the recently expanded scope of the Company's business and increased working capital requirements, the Company signed an amendment to the existing credit facility on March 1, 2000, increasing the amount available to $100,000,000.

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

         The amended $100,000,000 credit facility includes a $60,000,000 term loan effective March 1, 2000 and a $40,000,000 revolving credit facility. The principal of the term loan will be paid quarterly over four years commencing June 1, 2000 with 10% due during the first year, 20% during the second year, 30% during the third year and 40% during the fourth year. The revolving credit facility will mature in four years. Availability under the credit facility is not subject to a borrowing base. The borrowings under the credit facility are guaranteed by each of the Company's material subsidiaries and are secured by a mortgage on the Lawton mill, a pledge of stock of the Company's subsidiaries and security interests in substantially all other personal property of the Company and its subsidiaries. During any period that outstanding loans under the credit facility exceed $50,000,000, the lenders may require that other real property and improvements of the Company and its subsidiaries be mortgaged as security for the credit facility. Outstanding principal amounts on the credit facility bear interest at a variable rate equal to, at the election of the Company,
         (i) the LIBOR, plus an agreed margin (ranging from 75 to 175 points), which is to be established annually based upon the Company's leverage ratio or (ii) the higher of (a) Bank of America corporate prime rate and (b) the sum of 1/2 of 1% plus the federal funds rate, plus, in each case, an agreed margin (ranging from 0 to 75 points). Interest payments under the credit facility are payable quarterly. Under the credit facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to excess cash flow, debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, interest coverage ratio, minimum EBITDA, and limitations on capital expenditures and dividends. The credit facility does not restrict the transfer of funds to the parent by the subsidiaries. The Company had borrowings outstanding of $93,000,000 under the credit facility at March 31, 2000 at a weighted-average interest rate of 7.85%.

(8) The following is the Company's segment information for the quarters and nine months ended March 31, 2000 and 1999.

Three Months Ended March 31, 2000 and 1999 (Unaudited)

                                                          2000                                             1999
                                     ----------------------------------------------  ----------------------------------------------
                                      Gypsum     Recycled    Elim.'s                  Gypsum    Recycled     Elim.'s
                                     Wallboard  Paperboard  And Other  Consolidated  Wallboard  Paperboard  And Other  Consolidated
                                     ---------  ----------  ---------  ------------  ---------  ----------  ---------  ------------
Shipment units:
Wallboard (MSF)                        170,153                           170,153      129,738                             129,738
Recycled paperboard (tons)                         50,502    (1,532)      48,970                  46,925     (9,699)       37,226
Recovered paper fiber (tons)                       82,361   (54,991)      27,370                  42,751    (19,608)       23,143
                                     ---------  ---------  --------   ----------    ---------  ---------   --------     ---------

Gross sales (in thousands):
Gypsum wallboard                     $  30,584  $          $          $   30,584    $  19,449  $           $            $  19,449
Recycled paperboard                                19,821                 19,821                  14,679                   14,679
Recovered paper fiber                               9,705    (6,203)       3,502                   2,674     (1,229)        1,445
Intrasegment fiber sales                           (6,203)    6,203           --                  (1,229)     1,229            --
Intersegment paperboard sales                         754      (754)          --                   3,530     (3,530)           --
Other                                                             4            4                                  3             3
                                     ---------  ---------  --------   ----------    ---------  ---------   --------     ---------
Gross sales                             30,584     24,077      (750)      53,911       19,449     19,654     (3,527)       35,576
Less freight and discounts               5,430      1,674        (1)       7,103        3,482      1,202          2         4,686
                                     ---------  ---------  --------   ----------    ---------  ---------   --------     ---------
Net sales                            $  25,154  $  22,403  $   (749)  $   46,808    $  15,967  $  18,452   $ (3,529)   $   30,890
                                     ---------  ---------  --------   ----------    ---------  ---------   --------     ---------
Operating profit                     $  10,387  $  (2,693) $ (2,298)  $    5,396    $   4,733  $   1,698   $ (2,197)   $    4,234
                                     =========  =========  ========   ==========    =========  =========   ========    ==========

Nine Months Ended March 31, 2000 and 1999 (Unaudited)

                                                       2000                                         1999
                                     ----------------------------------------------  ----------------------------------------------
                                      Gypsum     Recycled    Elim.'s                  Gypsum    Recycled     Elim.'s
                                     Wallboard  Paperboard  And Other  Consolidated  Wallboard  Paperboard  And Other  Consolidated
                                     ---------  ----------  ---------  ------------  ---------  ----------  ---------  ------------
Shipment units:
Wallboard (MSF)                        549,354                           549,354    401,032                            401,032
Recycled paperboard (tons)                        137,649    (12,233)    125,416               138,859    (19,920)     118,939
Recovered paper fiber (tons)                      221,247   (136,618)     84,629               129,431    (60,811)      68,620
                                     ---------  ---------  ---------  ----------  ---------  ---------   --------    ---------

Gross sales (in thousands):
Gypsum wallboard                     $  99,654  $          $          $   99,654  $  58,411  $          $            $  58,411
Recycled paperboard                                51,258                 51,258                47,615                  47,615
Recovered paper fiber                              23,435    (14,173)      9,262                 8,130     (3,667)       4,463
Intrasegment fiber sales                          (14,173)    14,173          --                (3,667)     3,667           --
Intersegment paperboard sales                       4,901     (4,901)         --                 7,300     (7,300)          --
Other                                                             11          11                                5            5
                                     ---------  ---------  ---------  ----------  ---------  ---------   --------    ---------
Gross sales                             99,654     65,421     (4,890)    160,185     58,411     59,378     (7,295)     110,494
Less freight and discounts              16,350      4,060         --      20,410     10,670      3,503          1       14,174
                                     ---------  ---------  ---------  ----------  ---------  ---------   --------    ---------
Net sales                            $  83,304  $  61,361  $  (4,890) $  139,775  $  47,741  $  55,875  $  (7,296)   $  96,320
                                     ---------  ---------  ---------  ----------  ---------  ---------   --------    ---------
Operating profit                     $  38,714  $  (5,806) $  (6,962) $   25,946  $  17,356  $   5,705  $  (6,118)   $  16,943
Identifiable assets                     80,768    248,003     18,824     347,595     65,447    128,191     34,182      227,820
Capital expenditures                     9,361     65,300      1,518      76,179     20,027     58,787        373       79,187
Depreciation, depletion and
   amortization                          3,194      4,361      1,201       8,756      1,953      3,885      1,068        6,906
                                     =========  =========  =========  ==========  =========  =========   ========    =========

         The Company's operations within the gypsum industry consist of the manufacture and sale of gypsum wallboard. Operations within the paperboard industry consist of (i) the manufacture and sale of recycled paperboard to the gypsum industry and other paperboard converters which manufacture composite cans, cores, tubes and other packaging products, and (ii) the collection and sale of recovered paper fiber. The Company's gypsum wallboard operations are located at Duke, Oklahoma. The Company's primary markets for gypsum wallboard are Texas, Oklahoma, Colorado and Kansas with additional secondary emphasis in the midwestern and southeastern regions of the United States. The Company operates recycled paperboard mills at Lawton,

         Oklahoma, Hutchinson, Kansas, Commerce City, Colorado and Halltown, West Virginia. The Company's primary markets for recycled paperboard are generally within a 600 mile radius of the facilities. The Company operates reclaimed paper fiber recycling centers at Kansas City, Missouri, Topeka, Kansas, and Denver, Colorado with the corresponding markets within a 600 mile radius of the centers.

         Republic Group Incorporated employs approximately 1035 people, approximately 650 of whom are covered by collective bargaining agreements with four labor unions. The expirations of current bargaining agreements range from 2002 to 2004. The Company believes its relations with employees are satisfactory.

         Operating profit is net sales less operating expenses. Intersegment and intrasegment sales are made at approximately market price. Identifiable assets by industry segment are those used in each segment at period-end. Eliminations and other include general corporate assets, principally cash, securities, property and equipment and expenses.

(9)      The following components are included in other expense, net:

                                                     Quarters Ended                      Nine Months Ended
                                                        March 31                              March 31
                                                        --------                              --------
                                                  2000             1999                  2000             1999
                                                  ----             ----                  ----             ----
         Interest expense                   $   (4,209,000)  $   (2,605,000)         $(11,159,000)      $(7,477,000)
              Less: Capitalized portion          3,511,000        1,482,000            10,304,000         3,546,000
                                            --------------   --------------          ------------       -----------
         Net interest expense                     (698,000)      (1,123,000)             (855,000)       (3,931,000)
         Interest income                            28,000          728,000               189,000         2,322,000
         Miscellaneous income (expense)            (29,000)          23,000                40,000           (78,000)
                                            --------------   --------------          ------------       -----------
         Other expense,  net                $     (699,000)  $     (372,000)         $   (626,000)      $(1,687,000)
                                            ==============   ==============          ============       ===========

         Components of interest expense include interest associated with the Notes and bank credit facility, commitment fees based on the unused portion of the bank credit facility and amortization of debt issue costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarters Ended March 31, 2000 and 1999.

Consolidated Results. Consolidated net income increased 18% to $2,818,000 or $0.24 per diluted share for the third quarter ended March 31, 2000 from $2,394,000 or $0.20 per diluted share in the March 1999 quarter. Net sales increased 52% for the quarter to $46,808,000 from $30,890,000 in the March 1999 quarter. Operating profits increased 27% to $5,396,000 in the March 2000 quarter over the same period one-year ago. The principal factors contributing to the improvements were an increase of 31% and 32%, respectively, in shipments of gypsum wallboard and recycled paperboard to non-affiliated customers from the March 1999 quarter. Additionally, selling prices of gypsum wallboard increased 20% and net selling prices of recycled paperboard increased 3% from the same period one-year ago. The improvement in shipments and selling prices were partially offset by factors discussed below under the recycled paperboard segment results. Consolidated selling and administrative expenses as a percent of net sales decreased to 12% in the March 2000 quarter from 16% last year. Consolidated net income was negatively affected by a $275,000 increase in interest expense (net of interest income) from the March 1999 quarter. Prior to mid-March 2000 the Company capitalized a significant portion of its interest expense as a cost of constructing and commissioning its new Lawton, Oklahoma recycled paperboard mill. Interest expense charges will adversely affect the Company's consolidated net income in future periods. A shift in apportionment of income between states caused the Company's effective income tax rate to increase to approximately 40% for fiscal year 2000 versus 38% and 39% for the March 1999 quarter and fiscal year 1999, respectively.

Gypsum Wallboard Segment Results. Operating profits improved 119% to $10,387,000 for the gypsum wallboard segment from $4,733,000 in the March 1999 quarter. Increased shipments, principally due to the addition last year of a second production line at the Company's Duke, Oklahoma gypsum wallboard plant, and increased selling prices of gypsum wallboard were the primary factors contributing to the improved operating results in the Company's gypsum wallboard segment. The Company experienced an overall softening in demand and lower selling prices for gypsum wallboard during January and February 2000 but demand has strengthened since that time although selling prices continue to be under pressure. While the second production line has added significant additional capacity at the Duke plant, it is not yet operating at design capacity. The Company continues to focus on improving operating efficiencies and production line speeds as well as reducing unit manufacturing costs.

Recycled Paperboard Segment Results. The Company's recycled paperboard segment recorded an operating loss of $2,693,000 in the March 2000 quarter compared to an operating profit of $1,698,000 in the March 1999 quarter. The primary factors influencing this decline in the March 2000 quarter compared to the same period one year ago were a 67% increase in per unit raw material costs, principally reclaimed paper fiber, anticipated costs associated with the start-up of the Lawton mill and poor operating results posted by the Company's Halltown, West Virginia mill. The Company began implementing selling price increases of approximately $30 to $35 per ton for most grades of its recycled paperboard products at the beginning of April 2000. This increase in selling prices is similar to those announced by other manufacturers in the industry. All gypsum-grade paperboard supply contracts signed to date for the Lawton mill include periodic, automatic price adjustment mechanisms for most of the major cost components of the product, including recycled paper fiber. With those in place, the Company expects the paper margin--the difference between net selling prices and reclaimed paper fiber costs--of gypsum-grade paperboard to be more stable than other paperboard products. The poor results posted by the Company's Halltown mill, in comparison to one year ago, in addition to the increase in raw material costs, were attributable to continued weakness in the demand for recycled paperboard products produced at the Halltown mill, competition and pricing pressures associated with such soft demand.

During March 2000, the Company began commercial production at its new 100% recycled gypsum-grade paperboard mill at Lawton, Oklahoma. This was the principal factor contributing to the increase in shipments of recycled paperboard from 46,925 tons in the March 1999 quarter to 50,502 tons in the March 2000 quarter. The Lawton mill is currently operating at approximately 60-65% of capacity. This is in line with the Company's expectations for this stage in the ramp-up of production at that facility. The Company expects to increase the production rate gradually to the annual design capacity during the next nine months. The Lawton mill is currently producing and selling other paperboard products in addition to gypsum-grade paperboard. During the ramp-up period, the Company plans to produce more gypsum-grade paperboard each month and less of the other, lower-margined paperboard products as its gypsum wallboard customers shift from their current suppliers when their existing supply agreements expire. The majority of the production capacity at the Lawton mill is committed for the Company's own internal use and under long-term supply agreements with other gypsum wallboard manufacturers. The Company has a ten year supply agreement with James Hardie Gypsum, Inc. under which it is required to commence purchasing significant quantities of gypsum-grade paperboard beginning October 2000. The Hardie agreement represents approximately 50% of the Lawton mill's estimated annual capacity.

The Company expects results from its recycled paperboard segment to continue to be adversely affected during the next two fiscal quarters by the ramp-up of the Lawton mill, by the high cost of reclaimed paper fiber and by the aforementioned East Coast markets. Until the majority of the output of the Company's Lawton mill consists of gypsum-grade paperboard, operating results will negatively impact the segment. As stated above, the Company was able to implement a general increase in selling prices of recycled paperboard during April 2000 which mitigated a portion of the increase in the cost of reclaimed paper fiber experienced to date. However, the cost of certain grades of reclaimed paper fiber continued to rise in May 2000.

Nine Months Ended March 31, 2000 and 1999.

Consolidated Results. Consolidated net income increased 61% to $15,193,000, or $1.28 per diluted share, on net sales of $139,775,000. This compares to consolidated net income of $9,457,000, or $0.80 per diluted share, on net sales of $96,320,000 for the same period in 1999.

Results for the nine months ended March 31, 2000 were affected by factors similar to those affecting the quarter. The 45% increase in consolidated net sales was primarily attributable to a 37% increase in shipments of gypsum wallboard and a 25% increase in gypsum wallboard selling prices. Shipments of recycled paperboard declined 1% to 137,649 tons compared to 138,859 tons during the March 1999 period. Average net selling prices of recycled paperboard increased 2%, but the increase was more than offset by a 49% increase in per unit raw material costs, principally reclaimed paper fiber, when compared to the same period in 1999. Selling and administrative expenses as a percent of net sales declined to 12% from 15% recorded in the nine-months ended March 1999. Consolidated net income in the March 2000 period was augmented by a $943,000 decrease in interest expense (net of interest income) from the March 1999 period due to capitalizing substantially all of the Company's interest expense as a cost of constructing the Lawton mill.

Environmental Matters

In connection with the Company's construction of a warehouse addition to its paperboard mill located at Commerce City, Colorado, a suburb of Denver, the Company discovered and has been investigating the presence of subsurface petroleum hydrocarbons. The Company retained an environmental consultant who concluded that fuel oil, jet fuel and gasoline additives had migrated in the subsurface of the Company's property from an adjacent property. The Company has conducted its own investigations and the adjacent property owners have conducted their own investigations. Also, the Company and the adjacent owners have jointly sponsored investigations. As a result of the most recent jointly sponsored investigation, the Company again substantially verified the results obtained in earlier investigations. Additionally, the investigation uncovered newly discovered environmental conditions that appear to stem from historical underground storage tank use on the Company's property. The Company notified the Oil Inspection Section of the Colorado Department of Labor and Employment of the most recent results. The Company and a former owner of the Commerce City paper mill have entered into a participation agreement to respond to those conditions that appear to stem from historical underground storage tank use. Under the participation agreement, Republic and the former owner will share costs associated with the underground storage tank, if any, 25% and 75%, respectively. At this time, the Company has not ascertained the future liability, if any, of the above matters.

Liquidity and Capital Resources

The following is a summary of certain financial statistics and balances related to the liquidity and financial condition of the Company at March 31, 2000 and June 30, 1999.

($ in thousands)                 March 31, 2000             June 30, 1999
                                 --------------             -------------
Working capital                  $       21,479              $     13,126
Current ratio                             1.8:1                     1.5:1
Cash and cash equivalents        $        3,465              $      6,192
Interest-bearing debt            $      193,000              $    125,000

On July 15, 1998, the Company received proceeds from the sale of $100,000,000 of 9.5% Senior Subordinated Notes (the "Notes") with a maturity date of July 15, 2008. The proceeds from the Notes, along with a credit facility of up to $85,000,000 entered into with a bank syndicate on July 15, 1998 were used primarily to finance the construction of the Lawton mill and for general and corporate purposes. On July 15, 1998, the Company used a portion of the proceeds from the sale of the Notes to repay the outstanding principal balance ($5,950,000) of a then existing revolving credit facility along with accrued interest. Upon repayment, the Company terminated the revolving credit facility. Due to the recently expanded scope of the Company's business and increased working capital requirements, the Company signed an amendment to the existing credit facility on March 1, 2000, increasing the amount available to $100,000,000.

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

The amended $100,000,000 credit facility includes a $60,000,000 term loan effective March 1, 2000 and a $40,000,000 revolving credit facility. The principal of the term loan will be paid quarterly over four years commencing June 1, 2000 with 10% due during the first year, 20% during the second year, 30% during the third year and 40% during the fourth year. The revolving credit facility will mature in four years. Availability under the credit facility is not subject to a borrowing base. The borrowings under the credit facility are guaranteed by each of the Company's material subsidiaries and are secured by a mortgage on the Lawton mill, a pledge of stock of the Company's subsidiaries and security interests in substantially all other personal property of the Company and its subsidiaries. During any period that outstanding loans under the credit facility exceed $50,000,000, the lenders may require that other real property and improvements of the Company and its subsidiaries be mortgaged as security for the credit facility. Outstanding principal amounts on the credit facility bear interest at a variable rate equal to, at the election of the Company, (i) the LIBOR, plus an agreed margin (ranging from 75 to 175 points), which is to be established annually based upon the Company's leverage ratio or (ii) the higher of (a) Bank of America corporate prime rate and (b) the sum of 1/2 of 1% plus the federal funds rate, plus, in each case, an agreed margin (ranging from 0 to 75 points). Interest payments under the credit facility are payable quarterly. Under the credit facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to excess cash flow, debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, interest coverage ratio, minimum EBITDA, and limitations on capital expenditures and dividends. The credit facility does not restrict the transfer of funds to the parent by the subsidiaries. The Company had borrowings outstanding of $93,000,000 under the credit facility at March 31, 2000 at a weighted-average interest rate of 7.85%.

For the nine months ended March 31, 2000, the Company funded $76,179,000 of additions to property, plant and equipment and $3,190,000 in dividends to shareholders with $8,523,000 of cash generated from operations, $68,000,000 of borrowings from its bank credit facility and existing cash on hand. Capital expenditures to complete the construction of the Lawton mill were approximately $61,000,000 during the nine-month period. Total construction cost for the Lawton mill, including capitalized interest was approximately $177,000,000. The Company anticipates that it will spend approximately $4,000,000 to $6,000,000 to upgrade equipment at the Company's other facilities during the remainder of fiscal year 2000. Currently, the Company is developing its fiscal year 2001 capital budget and at the present time anticipates spending approximately $15,000,000 to $20,000,000 to upgrade equipment at its facilities. The amount of planned expenditures could be reduced significantly during the fiscal year if financial conditions warrant such a decrease. The Company believes that the remaining portion available under the existing credit facility, together with additional borrowing capability, if required, and cash generated by operations, will be sufficient (i) to meet its repayment obligations under the term portion of the bank credit facility, (ii) to fund the capital expenditure requirements identified above, (iii) to fund the Company's working capital requirements including interest payments, (iv) to pay dividends to stockholders and (v) to fund other general and corporate requirements.

On April 18, 2000, the Board of Directors of the Company declared a quarterly cash dividend of $0.09 per share of common stock to be paid on June 15, 2000 to stockholders of record on May 31, 2000. Dividend payments will total approximately $1,066,000. Quarterly dividends historically have been paid in September, December, March and June. Both the schedule and payment of cash dividends are subject to the approval of the Company's Board of Directors. The credit facility and the indenture pursuant to which the Notes were issued impose limits on the Company's ability to pay dividends, but the Company does not anticipate that such limits will prevent the payment of dividends at historical levels. In most cases, the limits imposed by the credit facility are the most restrictive. Under those limits, the Company may pay cash dividends and/or redeem its stock in aggregate amounts of not more than (a) $6,500,000 in fiscal years 2000 and 2001, (b) $7,000,000 in fiscal years 2002 and 2003 and (c)
without limitation thereafter.

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements due to a number of factors, including general economic conditions, competition, market acceptance of selling price increases, raw material costs, facility fuel costs, successful attainment of designed production capacity levels at the Company's Duke, Oklahoma gypsum wallboard plant and the Lawton, Oklahoma recycled paperboard mill, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

The Company is exposed to interest rate risk primarily through its borrowing activities. At March 31, 2000, the Company had outstanding, $100,000,000 of Notes carrying a 9.5% fixed interest rate. This fixed rate obligation does not expose the Company to risk of earnings or cash flow loss due to the changes in market interest rates; however, the fair value of the Notes is sensitive to changes in interest rates. A hypothetical 100 basis point change in interest rates would result in a corresponding change of approximately $5,600,000 in the fair value of the Notes, assuming a full redemption at July 15, 2008.

At March 31, 2000, the Company had $93,000,000 of borrowings outstanding under its credit facility under which any outstanding balance bears interest at variable rates. With respect to all borrowings under the credit facility, interest rate changes generally do not affect the fair value thereof, but do impact future earnings and cash flows. A hypothetical 100 basis point change in interest rates would have a $930,000 annual impact on the Company's future earnings and cash flows based on the Company's outstanding variable rate borrowings at March 31, 2000. See-Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources for additional discussion of the terms of the Notes and the credit facility.

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

              In November 1999, a former management employee of the Company's Halltown, West Virginia recycled paperboard mill filed a civil action lawsuit in the Circuit Court of Jefferson County West Virginia naming Republic Group Incorporated, Republic Paperboard Company of West Virginia, d/b/a Halltown Paperboard Company and three others as defendants. The plaintiff alleges a work related disability, retaliation, conspiracy and discrimination and is seeking compensatory and punitive damages in an unspecified amount. The Company is contesting the allegations and believes it has valid defenses against the claim. This lawsuit is in its early stages and, at this time, the Company has not ascertained the future liability, if any, of the above matter.

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

                                                 REPUBLIC GROUP INCORPORATED


May 12, 2000                                     /s/ Doyle R. Ramsey
                                                 -------------------------------
                                                 Doyle R. Ramsey
                                                 Executive Vice President and
                                                 Chief Financial Officer


May 12, 2000                                     /s/ Michael W. Dirks
                                                 -------------------------------
                                                 Michael W. Dirks
                                                 Vice President - Finance and
                                                 Chief Accounting Officer

                                INDEX TO EXHIBITS


EXHIBIT                            DESCRIPTION
-------                            -----------
   27   Financial Data Schedule for the third quarter of 2000 (for SEC use only)