Form 10-K405
period 2000-06-30
REPUBLIC GROUP INC
filed 2000-09-12
CIK 83226

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from           to
                         Commission file number 1-7210

                          Republic Group Incorporated
             (Exact name of registrant as specified in its charter)

                Delaware
    (State or other jurisdiction of
     incorporation or organization)
   811 East 30th Avenue, Hutchinson,                   67502-4341
                 Kansas                                (Zip Code)
    (Address of principal executive                    67504-1307
                offices)                               (Zip Code)
   Post Office Box 1307, Hutchinson,
                 Kansas
           (Mailing address)

                                   75-1155922
                      (I.R.S. Employer Identification No.)

       Registrant's telephone number, including area code: (316) 727-2700

          Securities registered pursuant to Section 12(b) of the Act:

          Title of each class                Name of each exchange on which
     Common Stock, $1.00 par value                     registered
   Common Stock Share Purchase Rights        New York Stock Exchange, Inc.
                                             New York Stock Exchange, Inc.

          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   [X] YES [_] NO

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [X]

   On September 1, 2000, there were 11,846,837 shares of the registrant's Common Stock and Common Stock Share Purchase Rights outstanding. The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant (based upon the closing price) on September 1, 2000, was approximately $159,401,904.

                      Documents Incorporated by Reference:

   Portions of the registrant's definitive proxy statement for the 2000 Annual Stockholders' Meeting are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          REPUBLIC GROUP INCORPORATED

                                   FORM 10-K

                                 Annual Report
                    For the Fiscal Year Ended June 30, 2000

                                     PART I

Item 1. Business.

Recent Developments

   On August 11, 2000, Republic Group Incorporated ("Republic" or the "Company") entered into an Agreement and Plan of Merger with Premier Construction Products Statutory Trust ("Premier") and Premier Construction Products Acquisition Corp. ("Acquisition Sub") (the "Premier Merger Agreement") pursuant to which Acquisition Sub would be merged into the Company, all outstanding shares of Common Stock of the Company would be converted into the right to receive $19.00 in cash, and the Company would become a wholly-owned subsidiary of Premier (the "Premier Merger").

   The Premier Merger Agreement provides for a liquidated damages payment of $12 million by Premier if it fails to complete its financing arrangements and close the merger and in certain other situations. Premier's obligations under the liquidated damages provision are backed by a letter of credit in the amount of $12 million. The Premier Merger Agreement also provides for the Company to pay a break-up fee of $10 million if the Premier Merger Agreement is terminated in connection with another third-party acquisition proposal and in certain other circumstances.

   The directors and executive officers of the Company, including our Chairman, Phil Simpson, and some members of Mr. Simpson's family, who collectively own approximately 3.3 million shares or 27.3% of the Company's outstanding stock, have executed Stockholder Agreements pursuant to which they have agreed to vote their shares of the Company's stock in favor of the Premier Merger, against other competing proposals and in certain other respects, to grant proxies to Premier's nominees to so vote their shares, and not to dispose of or encumber their shares of the Company's stock during the pendency of the Premier Merger Agreement. The Stockholder Agreements will terminate upon a termination of the Premier Merger Agreement in accordance with the terms of that agreement.

   On August 11, 2000, the Company also entered into a back-up agreement with Centex Construction Products, Inc. ("CXP") (the "CXP Agreement") pursuant to which the Company would be acquired by CXP if the Premier Merger Agreement were terminated for reasons other than (1) a termination by the Company, in the exercise of its Board of Directors' fiduciary duties, to pursue a superior proposal from a third party or (2) a termination by the Company or Premier because the Premier Merger Agreement is not adopted by the Company's stockholders and no takeover proposal has been made or announced. If the Premier Merger Agreement were terminated for one of these enumerated reasons, the Company and CXP have agreed to execute and deliver a merger agreement pursuant to which a subsidiary of CXP would make a cash tender offer to acquire all the outstanding shares of the Company's stock (the "CXP Tender Offer") and, whether or not the CXP Tender Offer were consummated, merge with the Company. Pursuant to the merger agreement with CXP, a subsidiary of CXP would be merged into the Company, and the Company would become a wholly-owned subsidiary of CXP. The per share consideration in both the CXP Tender Offer and the merger would be equal to $17.50 in cash plus a cash amount equal to a proportionate share (based on common and common equivalent shares) of any termination fees received by the Company from Premier. It is a condition to CXP's obligation to enter into the merger agreement that the Company make the same representations and warranties to CXP that it made to Premier in the Premier Merger Agreement except where not material and that stockholder agreements like those in favor of the Premier Merger be executed in favor of CXP by the same stockholders. The Company is obligated to use its reasonable best efforts and take all actions within its control to cause such conditions to be satisfied.

   The Board of Directors has unanimously approved both the Premier Merger and the CXP Agreement. In connection with the Premier Merger, the Company will file a proxy statement with the Securities and Exchange Commission.

   The foregoing description of the Premier Merger Agreement, the Stockholder Agreements and the CXP Agreement is qualified in its entirety by reference to the full text of such agreements, copies of which are either filed as exhibits to this Report or incorporated by reference in this description.

General

   Founded in 1961, Republic Group Incorporated is an integrated manufacturer and distributor of recycled paperboard and gypsum wallboard. The Company operates a large gypsum wallboard plant at Duke, Oklahoma. The Company estimates its share of the U. S. gypsum wallboard market is between 2% to 3%. Management believes the Company is one of the leading producers in the U. S. of certain grades of recycled paperboard sold to manufacturers of consumer and industrial paperboard products. The Company produces paperboard primarily used in the manufacture of tubes, cans, cores, spools, drums, partitions, puzzles and games as well as gypsum-grade recycled paperboard sold primarily to independent gypsum wallboard producers. In addition, the Company sells reclaimed paper fiber for use in its recycled paperboard business, as well as for sale to third parties. Republic sells its products to customers located in 44 states. In addition to the Duke, Oklahoma gypsum wallboard plant, the Company has recycled paperboard mills at Commerce City, Colorado; Hutchinson, Kansas; Lawton, Oklahoma and Halltown, West Virginia. During fiscal 2000, the Company completed construction and commenced commercial operations at the Lawton mill. Also, the Company operates paper fiber recycling centers at Denver, Colorado; Topeka, Kansas and Kansas City, Missouri. The Company had net sales and net income of $190,510,000 and $2,761,000, respectively, in fiscal 2000. Before intercompany eliminations, the Company's recycled paperboard (which includes reclaimed paper fiber) and gypsum wallboard businesses accounted for approximately 47% and 53%, respectively, of Republic's total net sales during fiscal 2000.

   The following table summarizes the Company's businesses:

                                                                                         Percent of
                                                                                         Fiscal 2000
                                                                                        Consolidated
     Business             Product       End-Use Market           Site(s)                  Net Sales
-------------------  ----------------  ----------------  ------------------------     ----------------
                                                                                         (including
                                                                                        intercompany)
Recycled Paperboard  Gypsum-grade      Internal             Commerce City, Colorado;         14%
                     recycled          (approximately       Hutchinson, Kansas;
                     paperboard        9% of fiscal         Lawton, Oklahoma
                                       2000 recycled
                                       paperboard net
                                       sales) and
                                       third-party use
                                       in the
                                       manufacture of
                                       gypsum wallboard

                     Recycled          Sale to              Commerce City, Colorado;         27%
                     paperboard rolls  manufacturers of     Hutchinson, Kansas;
                     and sheets        paperboard           Halltown, West Virginia;
                                       tubes, cans,         Lawton, Oklahoma
                                       cores, spools,
                                       drums,
                                       partitions,
                                       puzzles and
                                       games for sale
                                       to third-parties

                     Reclaimed paper   Internal             Denver, Colorado;                 6%
                     fiber             (approximately       Topeka, Kansas;
                                       64% of fiscal        Kansas City, Missouri
                                       2000 reclaimed
                                       paper fiber net
                                       sales) and
                                       third-party use
                                       in the
                                       manufacture of
                                       recycled
                                       paperboard

Gypsum Wallboard     Gypsum wallboard  Gypsum wallboard     Duke, Oklahoma                   53%
                                       distributors and
                                       residential and
                                       commercial
                                       builders and
                                       remodelers

   Management has implemented a number of important strategic initiatives designed to increase Republic's production capabilities over the last two fiscal years. During fiscal 2000, the Company completed construction of a new recycled paperboard mill at Lawton, Oklahoma and commenced commercial operations in March, 2000. The Company intends to use the Lawton mill primarily for the production of gypsum-grade recycled paperboard with weight and surface characteristics superior to that currently available in the United States. Management believes that the operation of the Lawton mill will position Republic as one of the largest third-party suppliers of gypsum-grade recycled paperboard in North America. The Lawton mill is expected to increase its production rate gradually through the remainder of fiscal year 2001 to the annual design capacity of approximately 220,000 tons, which will approximately double Republic's recycled paperboard capacity. During the last half of fiscal 2001, the Company intends to sell approximately 40% to 50% of the Lawton mill's output pursuant to a long-term supply agreement (the "Hardie Agreement") with James Hardie Gypsum, Inc. ("Hardie"), to use approximately 20% to 25% of the Lawton mill's output to source its own gypsum wallboard operations and to market the remainder to other gypsum wallboard producers. The Lawton mill cost approximately $179,000,000, inclusive of capitalized interest.

   The Company, in late January 1999, completed the second phase of a two-phase expansion of the Duke plant that increased its theoretical capacity from 570 million to 1.2 billion square feet per year. Theoretical design capacity assumes operating at optimum-rated production line speeds over industry standard operating days producing only 1/2 inch gypsum wallboard. Based on the mix of actual products produced, the Company believes its annual practical capacity is approximately 1.0 to 1.1 billion square feet. Although fiscal 2000 production and shipments increased 25% and 23%, respectively, from fiscal 1999 levels, the Duke plant operated at less than practical capacity primarily due to operating inefficiencies and a softer demand for its product during the last half of the fiscal year. The Company expects improvements in production rates and efficiencies during fiscal 2001.

Competitive Strengths

   The Company believes that it has the following competitive strengths:

   Low Cost Production. The Company strives to be a low cost producer and continually seeks to improve efficiency and production rates in order to maximize capacity utilization. As production rates and efficiencies improve at both the Company's expanded Duke plant and newly constructed Lawton mill during its ramp-up phase, management expects total per unit costs at both facilities will decrease significantly due to economies of scale. In addition, management believes that the strategic locations of the Company's facilities provide it with cost advantages, including reduced transportation, warehousing costs and advantageous labor and utility rates.

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

   Well-Integrated Operations. Management believes that the Company's well-integrated operations reduce its dependence on third-parties and its overall production costs. The Duke plant obtains all of its requirements for raw gypsum from quarries operated by the Company and purchases a major portion of its requirements for recycled paperboard from the Company's Lawton mill. The Company's recycled paperboard mills, in turn, purchase more than half of their reclaimed paper fiber needs from the Company's own reclaimed paper fiber operations. The Company also owns and operates a short-line railroad that it uses to transport approximately one-third of its gypsum wallboard to major carriers located 15 miles from the Duke plant for distribution throughout the United States.

   High-Quality Products and Services; Strong Customer Relationships. The Company has adopted quality control standards and procedures, which it regularly reviews and updates. The Company believes that its ability to consistently manufacture high quality products and to provide timely delivery and superior customer service is an important element of the Company's success. As a result of its focus on quality and customer service, the Company believes that it has earned a reputation in the industry as a dependable supplier of products, enabling the Company to develop long-standing customer relationships.

   Management Experience. The Company, which was founded by its current president and chief executive officer in 1961, has assembled a management team with a strong track record and an average of approximately 18 years of service per executive officer. The Company's current management team has successfully diversified product lines, increased sales, strengthened customer and supplier relationships, increased productive capacity and selected and integrated strategic acquisitions, all of which have enhanced the competitive strength of the Company.

Business Strategy

   The Company intends to take advantage of its competitive strengths by pursuing the following business strategy:

   Expand Productive Capabilities. Management believes that the operation of the Lawton mill will position Republic as one of the largest third-party producers of gypsum-grade recycled paperboard in North America. The Company expects the Lawton mill to produce gypsum-grade recycled paperboard that is 20% to 30% lighter, superior in quality and equal in strength characteristics to the gypsum-grade recycled paperboard that is otherwise generally available in the United States. Management believes that being the first producer to bring a technologically-improved gypsum-grade recycled paperboard to market provides Republic with a distinct competitive advantage and increases the ability of the Company to sell its product in new markets. The Company intends to sell approximately 40% to 50% of the Lawton mill's output pursuant to the Hardie Agreement and expects to use an additional 20% to 25% of output to support its gypsum wallboard business. The operation of the Lawton mill has allowed the Company to redeploy some of its existing gypsum-grade paperboard capacity for non-gypsum grade paperboard use, thereby allowing the Company to continue to grow and diversify its recycled paperboard business. The Lawton mill is also capable of producing other consumer and industrial paperboard products, which management believes will help mitigate the impact of any future downturns in the housing and construction industry.

   Management also believes that the ongoing upgrades and expansions to its existing facilities will further enhance and increase the Company's overall productive capacity. The improvements to the existing production line, together with the addition of a second production line at the Duke plant, provides the Company with the capability of producing both specialty products, such as the Company's 54-inch wallboard, and increased volumes of its core products, which management believes will allow Republic to increase its sales to existing customers as well as obtain new customers. The Company is transitioning the Hutchinson mill to other consumer and industrial paperboard products during the ramp-up period of the Lawton mill. In addition, management believes that improvements made at the Commerce City mill will allow the mill to produce a higher quality gypsum-grade paperboard that can be used in conjunction with the output from the Lawton mill.

   Operate as Low Cost Producer and Improve Operating Efficiencies. In order to improve its cost position, Republic expects to continue to identify opportunities for ongoing cost reductions. The Lawton mill is expected to be an efficient high-speed mill with lower than average operating costs as a result of its design specifications. In addition, management expects the production of lighter gypsum-grade paperboard at the Lawton mill to result in freight cost savings as well as reduced drying and delivery costs to gypsum wallboard producers. The expansion at the Duke plant should also provide increased economies of scale. The Company continuously scrutinizes its manufacturing efficiencies and overhead infrastructure to conserve material and energy, reduce set-up time and lower overhead expenses. To this end, the Company continues to identify additional short-term and longer-term cost saving opportunities, including incremental process equipment upgrades.

Company Background and History

   The Company began manufacturing gypsum wallboard at the Duke plant in 1965, and, for the next 18 years, the Company operated almost exclusively as a producer of gypsum wallboard. Then, in 1983, in an effort to diversify and integrate its operations so as to make the Company more resistant to cyclical downturns in the construction industry, the Company purchased the Commerce City mill and the Hutchinson mill; in 1993, the Company began an expansion program to increase the productive capacity of these mills; in 1994, the Company purchased paper fiber recycling centers at Topeka, Kansas and Kansas City, Missouri; in 1995, the Company acquired the Halltown mill; in 1996, the Company opened a paper fiber recycling center at Denver; in 1999, the Company approximately doubled the practical capacity of its gypsum wallboard plant at Duke Oklahoma; and, in 2000, the Company commenced commercial operations at its newly constructed Lawton mill. This shift in strategic focus diversified the Company both geographically and in terms of productive business segments. Moreover, by adding new operations that complement its core gypsum business, the Company has become significantly more vertically integrated. The Company's current operations provide it with access to both a steady supply of quality gypsum-grade recycled paperboard for its gypsum wallboard operations and additional supplies of reclaimed paper fiber for the Company's recycled paperboard mills.

Recycled Paperboard Operations

   Manufacturing. The Company's recycled paperboard manufacturing operations are conducted at the Commerce City mill, the Halltown mill, the Hutchinson mill and the Lawton mill. All of the paperboard products manufactured at the Company's paperboard mills are produced from 100% reclaimed paper fiber and are classified by the industry as recycled paperboard. These recycled paperboard products include the facing paper used in the manufacture of gypsum wallboard and recycled paperboard used by manufacturers of consumer and industrial paperboard products such as tubes, cans, cores, spools, drums, partitions, puzzles and games.

   Recycled paperboard is manufactured at the Company's mills in a continuous process during which reclaimed paper fiber is mixed with water and pulped to separate the individual fibers. The slurry is then applied to a series of rotating wire-covered cylinders or roll formers, not unlike making a sandwich, so that a multi-ply sheet of paper is formed as excess water is drained through a wire mesh type fabric. The multi-ply paper mat is then mechanically pressed, dried, trimmed to size and packaged. The finished product can be packaged either in roll form or in sheets, according to customer specifications.

   In 1998, the Company completed a program to expand and develop its recycled paperboard business which involved the expenditure of approximately $16,000,000 and expanded the productive capacity of the Commerce City mill and the Hutchinson mill by approximately 25% in the aggregate. At June 30, 2000, the rated productive capacity of the Company's four recycled paperboard mills was approximately 433,500 tons per year (after the Lawton mill ramp-up period).

   Raw Materials. The principal raw materials used by the Company's recycled paperboard mills are reclaimed paper fiber, water and chemicals. Reclaimed paper fiber is currently purchased from several sources, including the Company's own paper fiber recycling centers. Management believes that adequate supplies of reclaimed paper fiber will continue to be available from wholesalers located in cities near its recycled paperboard mills and its own paper fiber recycling centers. Since reclaimed paper fiber is a commodity, its cost is subject to fluctuations based on supply and demand. See--Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations--Trends and Developments.

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

   The manufacture of recycled paperboard involves the use of large volumes of water both in the production process and for cooling purposes. In Colorado and Kansas, where two of the Company's recycled paperboard mills are located, the appropriation of water is regulated by state laws. The Commerce City mill uses water pumped from wells located on, or adjacent to, the Company's property. Most of these wells have been in use for more than 20 years. In connection with the purchase of the Commerce City mill, the Company acquired an approximate 80% interest in certain of these water wells as tenant-in-common with Packaging Corporation of America and the right to use up to approximately 80% of the water produced by the wells. The Company's water rights are subject, however, to the legal rights of prior appropriators of the same water source and to court-decreed limitations on the permitted uses for such water. The Hutchinson mill uses large volumes of water pumped from wells located on owned or controlled property near the mill. The Company is authorized to appropriate water from those wells for beneficial use, subject to vested rights and prior appropriations, under state permits and orders. The Halltown mill uses water from a stream running through the Company's property and has done so for over 100 years. The Company's rights to use the water from the stream are subject to the riparian rights of other property owners in the area. The Lawton mill uses water provided by the City of Lawton, Oklahoma municipal services. The term of the agreement with the City of Lawton, Oklahoma is 15 years with automatic extensions exercised unless the Company notifies the City in writing at least six months prior to the expiration of the term or extended term. Although adequate sources of water have historically been available to all of the Company's recycled paperboard mills, an extended period of general water shortages, legal curtailment of any mill's current water sources or uses, or deterioration of the current quality of water sources could adversely affect that mill's operations and limit its productive capacity.

   Electricity, natural gas and other utilities are available to the plants either at contracted rates or at standard industrial rates in adequate supplies, subject to standard industrial curtailment provisions. Management believes there are adequate supplies of coal available to the Halltown mill on either a contracted or spot basis. The Hutchinson and Halltown mills have the capability to generate approximately 40% to 45% of their electricity for internal use. The amount of electricity generated by each mill is dependent on the input cost of fuel. During periods of natural gas curtailment, the Commerce City mill, the Hutchinson mill and the Lawton mill are equipped to use fuel oil. The Halltown mill can use either coal or fuel oil.

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

   Sales, Marketing and Distribution. The recycled paperboard products manufactured by the Company are sold to gypsum wallboard manufacturers and to converters that manufacture composite cans, cores, tubes and other packaging and specialty products. During fiscal 2000, approximately 9% of the recycled paperboard manufactured and shipped by the Company's recycled paperboard mills was consumed by the Company's gypsum wallboard manufacturing operations, approximately another 22% was shipped to other gypsum wallboard manufacturers and the balance was shipped to over 150 different converter customers. When the Hardie Agreement is fully implemented, Hardie is expected to account for a significant percentage of consolidated gross sales. See--Item 1--The Hardie Agreement.

   In fiscal 2000, approximately 64% of the Company's reclaimed paper fiber sales were to the Company's recycled paperboard mills. The balance was sold to external customers. Most customers are located within 600 miles of the particular paper fiber recycling center. The Company's paper fiber recycling centers have the capability to sort and bale reclaimed paper fiber purchased from generators and haulers. In addition, the Company's paper fiber recycling centers act as brokers for certain generators of reclaimed paper fiber by arranging for direct shipments from the generator to the purchaser of the reclaimed fiber.

   Sales of recycled paperboard and reclaimed paper fiber are typically made on credit terms in accordance with normal industry practice. Currently, recycled paperboard production normally occurs after an order is received, and recycled paperboard is not generally produced for general inventory purposes. The backlog of orders for recycled paperboard is usually not significant. Deliveries of recycled paperboard and reclaimed paper fiber are made to customers by common carriers, as well as by rail, and some customers pick up their orders at the Company's facilities.

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

   Price, quality, personal relationships and timeliness of deliveries are the principal methods of competition among paperboard producers. The locations of the Company's recycled paperboard mills allow the Company to serve a variety of markets, including several gypsum wallboard plants in the midwest, southeast, southwest and western United States. The Halltown mill is within an hour and a half of the metropolitan centers of Baltimore, Maryland and Washington, D.C. The centralized location of the Commerce City mill and the Hutchinson mill does, however, make some of the Company's operations farther from packaging, fiber tube, fiber can and fiber core customers located in or near the population centers of the east and west coasts. Moreover, many of the Company's competitors are more vertically integrated than the Company and produce end-use products utilizing recycled paperboard manufactured from their own recycled paperboard mills.

The Lawton Mill

   The Lawton mill is located in southwestern Oklahoma and commenced commercial operations in March 2000. The Lawton mill is designed to manufacture gypsum-grade recycled paperboard utilizing technologies that have been successfully employed in recycled paperboard mills but that have not yet been entirely incorporated into any gypsum-grade recycled paperboard mills in the United States. These technologies include (i) the use of an advanced paper forming section using the roll-forming process utilizing a hydraulic headbox and a twin wired de-watering system forming a paper sheet which allows for speeds in excess of 2,000 feet per minute, thereby allowing reduced labor costs per ton produced, (ii) an advanced control system, which immediately senses changes in the paper as it is being formed and adjusts the forming section of the paper machine to maintain the uniformity of the paper and also monitors and adjusts the reclaimed paper fiber cleaning process to maintain the quality of this raw material, (iii) modern pressing technology, which permits water removal in a way that provides more uniformity and enhances the properties of the paper,
(iv) dryer felts on all dryer sections, which improve drying efficiency and reduce shrinkage, and (v) an enhanced cleaning and screening process for the reclaimed paper fiber that enhances the strength, surface characteristics and overall surface uniformity of the paperboard.

   The Company expects that the Lawton mill will be able to produce recycled paperboard that is technologically superior to and approximately 20% to 30% lighter than that currently generally available in the United States, but that has equal strength characteristics. The Company believes that being the first to produce higher quality, lower basis-weight recycled paperboard will give it a competitive advantage over other recycled paperboard manufacturers until other mills using similar technology come on-line. The Company is aware of two other competitors that have announced or begun conversions of older, existing paperboard mills that may be able to produce a light weight gypsum-grade paperboard. Because gypsum-grade recycled paperboard generally is sold on the basis of surface area, manufacturing lighter paper potentially translates into higher profit margins per ton for the recycled paperboard manufacturer. Lighter recycled paperboard also reduces drying costs associated with the production of gypsum wallboard and reduces inbound and outbound freight costs for both recycled paperboard and gypsum wallboard. In addition, because the Lawton mill is designed as an efficient, high-speed mill, operating costs are expected to be lower than existing mills now producing recycled paperboard for the wallboard industry. In addition to producing a product which should be more attractive to customers, it is anticipated that the lighter weight, better quality recycled paperboard from the Lawton mill will reduce production and transportation costs at the Company's gypsum wallboard plant at Duke, Oklahoma.

   The Lawton mill is ultimately expected to have the capacity to produce approximately 11 billion square feet, or approximately 220,000 tons, of gypsum-grade recycled paperboard annually. Production from the Lawton mill will be used both internally at the Duke plant and sold externally to other gypsum wallboard manufacturers. With the expansion of the Duke plant, the Company's internal demand for gypsum-grade recycled paperboard is ultimately expected to be approximately 2.25 billion square feet when operating at capacity, or approximately 40,000 to 50,000 tons per year, which represents approximately 20% to 25% of the Lawton mill's capacity. An additional 5.2 billion square feet, or approximately 90,000 to 110,000 tons, or approximately 40% to 50% of the Lawton mill's output, is expected to be purchased by Hardie pursuant to a long-term requirements agreement. Although primarily designed for the production of gypsum-grade recycled paperboard, the Lawton mill is also capable of producing recycled paperboard for other uses. To date, the Lawton mill has produced and sold other, lower margined, paperboard products in addition to gypsum-grade paperboard. During the remainder of fiscal year 2001, the Company plans to produce more gypsum-grade paperboard and less of the other paperboard products as its gypsum wallboard customers shift from their current suppliers when their existing supply agreements expire. The total cost of the Lawton mill was approximately $179,000,000, inclusive of capitalized interest.

The Hardie Agreement

   On May 14, 1998, the Company entered into the Hardie Agreement, pursuant to which the Company has agreed to supply at least approximately 90% of the gypsum-grade recycled paperboard requirements of Hardie's three gypsum wallboard plants with the bulk of such sales beginning in October 2000-January 2001. The Company expects the amount of paperboard supplied to Hardie pursuant to the Hardie Agreement eventually to account for approximately 40% to 50% of the Lawton mill's production. The Duke plant is expected to utilize another approximately 20% to 25% of the Lawton mill's output. There can be no assurance that the Company will be successful in obtaining supply agreements for the remainder of the output of the Lawton mill, and, in that case, the Company would attempt to sell the excess production in the spot market or under other short term arrangements.

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

   The Hardie Agreement imposes detailed specifications for the gypsum-grade recycled paperboard sold to Hardie. The Company believes that the production from its Lawton mill will be able to meet such specifications. However, if the Company were unable to produce gypsum-grade recycled paperboard meeting such specifications or achieve satisfactory commercial production by October 1, 2000, then the Company would be obligated to supply Hardie with gypsum-grade recycled paperboard from its other mills or from purchases from third parties or otherwise compensate Hardie for its additional costs in obtaining replacement gypsum-grade recycled paperboard. If Republic is unable to give notice that commercial production has been achieved at the Lawton mill by July 1, 2001, then Hardie may terminate the Hardie Agreement. The inability of the Company to achieve commercial production at the Lawton mill could have a material adverse effect on the Company.

   The Hardie Agreement provides that, during the two year period beginning on the later of October 1, 2005 or the fifth anniversary of commercial production, the parties will negotiate in good faith toward a long-term extension of the agreement past its initial term on mutually acceptable terms.

Gypsum Wallboard Operations

   Manufacturing. The Company's gypsum wallboard manufacturing operations are conducted at the Duke plant near the Company's principal gypsum deposits. The addition of the second production line will ultimately increase the Duke plant's theoretical design capacity from 570 million to 1.2 billion square feet of gypsum wallboard per year. Theoretical design capacity assumes operating at optimum-rated production line speeds over industry standard operating days producing only 1/2-inch gypsum wallboard. Based on the mix of actual products produced, the Company believes its annual practical capacity is approximately
1.0 to 1.1 billion square feet. During fiscal 2000, the Company shipped a record 726 million square feet of gypsum wallboard.

   The Company produces gypsum wallboard by a method common to most gypsum wallboard manufacturers. Initially, crude gypsum is quarried by open-face mining methods and crushed on site. The raw gypsum is hauled to the Duke plant and pulverized. The powdered gypsum is then placed in kettles for a continuous calcining process that converts it into plaster of Paris. The plaster of Paris is cooked and then mixed with chemicals, other raw materials and water to produce a slurry that is placed on the production line between two continuous sheets of recycled paperboard and allowed to harden while in motion. After the slurry hardens between the recycled paperboard, the sheet is cut into appropriate lengths, dried in kilns and packaged for sale. The Company produces gypsum wallboard in standard industry thicknesses and varieties, and also produces 54-inch wallboard, a premium product used in commercial and residential applications with 9-foot ceilings, which management believes is currently produced at only a limited number of manufacturing facilities in the United States.

   Gypsum Supply. The Company owns in fee simple substantially all surface rights and mineral rights to gypsum, gypsite and anhydride with respect to approximately 2,500 acres of land near the Duke plant. Additionally, approximately 740 acres of mineral rights for gypsum, gypsite and anhydride are leased by the Company with an option to lease approximately another 720 acres. The Company estimates that the reserves of these gypsum deposits should be sufficient to supply the Duke plant operating at capacity for approximately 15 years. The land on which the deposits are located is adjacent either to paved or rock-surfaced roads and near a paved state highway which can be used during inclement weather for transporting the raw gypsum to the plant site. In the Company's opinion, other gypsum deposits are located in the immediate area and may be obtained at a reasonable cost. Ordinarily, a four to six-week supply of crushed raw gypsum is maintained at the Duke plant. The Company also owns substantial non-producing gypsum reserves in Nova Scotia, Canada.

   Other Raw Materials, Utilities and Fuel. Other than gypsum, the principal raw material used by the Company in manufacturing gypsum wallboard is recycled paperboard. The primary source of this recycled paperboard is currently the Lawton mill. See--Item 1--Recycled Paperboard Operations.

   Water, electricity and natural gas are also required by the Company's manufacturing process. Water wells located near the Duke plant produce sufficient quantities of water for current and anticipated plant requirements. The Company can establish additional wells if necessary. A 125,000 gallon overhead water storage tank is also situated adjacent to the Duke plant. In addition, the Duke plant can purchase water from the public water supply system of the town of Duke, Oklahoma. Electric power is supplied to the Company at standard industrial rates by a local electric cooperative.

   Sales, Marketing and Distribution. In 2000, approximately 63% of the Company's shipments of gypsum wallboard products went to customers located in its primary historical markets of Texas, Oklahoma, Colorado and Kansas. The remaining 37% of shipments went to customers in other states, with an emphasis on the midwestern and southeastern regions of the United States.

   Gypsum wallboard is sold directly to building materials dealers and, in areas where custom of the trade dictates, to contractors and applicators. The Company did not have a gypsum wallboard customer which accounted for more than 5% of the Company's consolidated sales in 2000. Sales representatives, working in separate territories, market gypsum wallboard for the Company. Most of these sales representatives have significant experience in the building materials industry.

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

   The Company also ships gypsum wallboard by rail to public warehouses located strategically throughout the country. During late fiscal 2000, the Company added four new warehouse locations and now utilizes a total of six. The warehouses unload and store the gypsum wallboard until the Company instructs them to arrange deliveries by truck to customers located in the region surrounding the warehouses. Freight cost savings can be achieved to many destinations in this manner because the majority of the shipping distance is by rail which, at these distances, is typically cheaper than truck delivery.

   Competition. Each of the products sold by the Company competes with several different brands of the same product and with different products designed for the same purposes. Very little differentiation currently exists between the gypsum wallboard produced by the Company and its competitors. However, the lower weight and the enhanced technical characteristics of the recycled paperboard produced by the Company's Lawton mill for gypsum wallboard manufacturers should give the Company's own gypsum wallboard plant and those producers which utilize the Company's paperboard a competitive advantage. The Company also believes that price, personal relationships with customers, quality and timeliness of deliveries will continue to be important methods of differentiating itself from the competition.

   There are approximately 10 manufacturers of gypsum wallboard in the United States, many of which have significantly greater financial resources than the Company. Three of these companies, Georgia-Pacific, National and USG, sell, in the aggregate, an estimated 75% of the wallboard in the United States. The Company believes that presently its sales represent approximately 2% to 3% of the total gypsum wallboard sold nationally and approximately 8% to 10% of the total gypsum wallboard sold in its primary historical markets.

   In addition to the Company's expansion of the Duke plant, nearly all gypsum wallboard manufacturers in the United States have added or have announced additional capacity to their gypsum wallboard operations. This increase in capacity is through both expansions of existing facilities and new construction. The Company believes this could have a material adverse effect on gypsum wallboard shipments and selling prices from the Duke plant.

   Larger, multiple-plant gypsum wallboard manufacturers often have a competitive advantage over the Company in markets outside the Company's primary markets because of the strategic location of their plants as well as other cost efficiencies, such as the ability to spread fixed costs over several plants and freight costs. See Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Gypsum Wallboard.

Employees and Employee Relations

   The Company employs approximately 1,020 people. Approximately 630 are covered by collective bargaining agreements with four labor unions. The expirations of current collective bargaining agreements range from 2002 to 2004. The Company believes that its relations with employees are satisfactory.

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

   A number of the Company's facilities have a history of industrial use. Under certain environmental laws a current or previous owner or operator of property, or the generator of wastes disposed of offsite, may be jointly and severally liable for site cleanup costs, regardless of fault. Responsible parties may also be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. In connection with the Company's preparation for a warehouse addition to the Commerce City mill, the Company discovered and has been investigating the presence of subsurface petroleum hydrocarbons. The Company retained an environmental consultant who concluded that fuel oil, jet fuel, and gasoline additives had migrated in the subsurface of the Company's property from an adjacent property. The Company has conducted its own investigations and the adjacent property owners have conducted their own investigations. Also, the Company and the adjacent owners have jointly sponsored investigations. As a result of the most recent jointly sponsored investigation, the Company again substantially verified the results obtained in earlier investigations. Additionally, the investigation uncovered newly discovered environmental conditions that appear to stem from underground storage tank use on the Company's property. The Company notified the Oil Inspection Section of the Colorado Department of Labor and Employment of the most recent results. The Company and a former owner of the Commerce City paper mill have entered into a participation agreement to respond to those conditions that appear to stem from historical underground storage tank use. Under the participation agreement, Republic and the former owner will share costs associated with the underground storage tanks including studies and remediation, if any, 25% and 75%, respectively. At this time, the Company has not ascertained the future liability, if any, of the above matters. Environmental expenditures directly related to these matters were not material for the last three fiscal years.

   Management believes that compliance with environmental laws and regulations is a cost of manufacturing that has widespread applicability to the members of the industries in which the Company is competing. Historically, the Company has not incurred material costs or penalties with respect to the remediation of environmental problems, however, the discovery of new facts and future events, including changes in the law, unknown practices by prior owners and spills by neighboring facilities, could result in material environmental problems, and there can be no assurance that such matters will not adversely affect the Company in the future.

Item 2. Properties.

   The Company operates a gypsum wallboard manufacturing plant located at Duke, Oklahoma, four recycled paperboard mills located at Commerce City, Colorado; Hutchinson, Kansas; Lawton, Oklahoma and Halltown, West Virginia and three reclaimed paper recycling centers located at Kansas City, Missouri; Topeka, Kansas and Denver, Colorado. In addition, the Company owns an office building at Hutchinson, Kansas, in which its corporate offices are located and leases office space at Irving, Texas, for its Chairman. The Company considers all of its properties, together with the related machinery and equipment contained therein, to be well maintained, suitable and adequate for their intended purpose and adequately utilized within reasonable limits. The following table sets forth certain information with respect to such significant properties.

                                   PROPERTIES

   The Company's principal properties are shown below.

                              Nature of         Date   Company's    Approx.       Annual Productive
       Location               Business        Acquired Interest   No. of Acres         Capacity         Type Construction
       --------         --------------------- -------- --------- -------------- ----------------------  ------------------
30th Avenue             Corporate office        1992     Owned                3                    --   Open span,
 Hutchinson, Kansas                                                                                     steel and concrete
Greenway Drive          Chairman's office       1993    Leased              --                     --   Open span,
 Irving, Texas                                                                                          steel and concrete
Highway 62              Manufacture gypsum      1964    Owned/        197 plant 1.2 billion sq. ft. (1) Open span,
 Duke, Oklahoma         wallboard                       Leased       site; 2500                         steel
                                                                     owned, 740
                                                                  leased gypsum
                                                                    deposits (1)
Baddeck, Nova Scotia    Gypsum deposit          1971     Owned              492          Non-producing  --
                                                                                              Reserves
Halstead and Sherman    Manufacture recycled    1983     Owned    29 plant site         91,000 tons (2) Open span,
 Hutchinson, Kansas     paperboard                               40 other sites                         steel and concrete
Brighton Boulevard      Manufacture recycled    1983     Owned                9         52,500 tons (2) Open span,
 Commerce City,         paperboard                                                                      steel and concrete
 Colorado
Main Street             Reclaimed paper fiber   1994     Owned                2         30,000 tons (3) Open span,
 Kansas City, Missouri                                                                                  brick and concrete
Adams Street            Reclaimed paper fiber   1994     Owned              1/2         15,000 tons (3) Open span,
 Topeka, Kansas                                                                                         steel and concrete
Ironton Street          Reclaimed paper fiber   1995     Owned              1.7         10,000 tons (3) Open span,
 Denver, Colorado                                                                                       steel and concrete
Old Route 340           Manufacture recycled    1995     Owned               48         70,000 tons (2) Open span,
 Halltown, West         paperboard                                                                      steel, concrete,
 Virginia                                                                                               and concrete block
Lee Boulevard           Manufacture recycled    1998     Owned               69        220,000 tons (4) Open span,
 Lawton, Oklahoma       paperboard                                                                      steel, concrete,
                                                                                                        and concrete block

--------
(1) Based on theoretical capacity operating at optimum-rated production line speeds 6 2/3 days per week, 24 hours per day producing only 1/2-inch gypsum wallboard. See Item 1--Business--Gypsum Wallboard Operations--Manufacturing and Gypsum Supply.
(2) Estimated capacity during current fiscal year, based on 350 production days, 24 hours per day.
(3) Based on a one or two shift operation, 6 days per week.
(4) The Company expects to increase the production rate gradually to the annual design capacity during the remainder of fiscal year 2001.

Item 3. Legal Proceedings.

   In November 1999, a former management employee of the Company's Halltown, West Virginia recycled paperboard mill filed a civil action lawsuit in the Circuit Court of Jefferson County West Virginia naming Republic Group Incorporated, Republic Paperboard Company of West Virginia, d/b/a Halltown Paperboard Company, and three others as defendants. The plaintiff alleges a work related disability, retaliation, conspiracy and discrimination and is seeking compensatory and punitive damages in an unspecified amount. The Company is contesting the allegations and believes it has valid defenses against the claim. This lawsuit is in its early stages and, at this time, the Court has scheduled a jury trial for January, 2001. The Company has not ascertained the future liability, if any, of the above matter.

   Other than as set forth above, there are no material pending legal proceedings involving the Company, other than ordinary routine litigation incidental to the business of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of stockholders of the Company during the fourth quarter of fiscal year 2000.

Item 4A. Executive Officers of the Registrant.

   The following table sets forth certain information concerning the executive officers of the Company. All of the officers, except Lon D. Lewis, James A. Nelson, David P. Simpson and Michael W. Dirks, have been employed by the Company during the past five years. Each officer has continually served as an officer of the Company from the time he or she first became an officer. All officers were elected by the Board of Directors of the Company to serve until the next annual meeting of the Board of Directors. Phil Simpson and David P. Simpson are father and son, respectively.

Name                  Position with the Company      Age First Became an Officer
----                  -------------------------      --- -----------------------
Phil Simpson      Chairman of the Board, President    65          1961
                  Chief Executive Officer and
                  Director
Doyle R. Ramsey   Executive Vice President and        49          1992
                  Chief Financial Officer
David P. Simpson  Executive Vice President-           39          2000
                  Paperboard and Director
Geary D. Cribbs   Senior Vice President               57          1992
Todd T. Brown     Vice President                      46          1992
Susan G. Hall     Vice President                      54          1993
James M. Britz    Vice President                      49          1994
Janey L. Rife     Vice President, Secretary and       55          1995
                  Treasurer
Lon D. Lewis      Vice President                      56          1996
James A. Nelson   Vice President                      50          2000
Michael W. Dirks  Vice President and Principal        38          1998
                  Accounting Officer

   Phil Simpson has been Chairman of the Board of Directors, President and Chief Executive Officer for more than five years.

   Doyle R. Ramsey was elected Executive Vice President in August 1998 and continues to hold the position of Chief Financial Officer. Mr. Ramsey has overall responsibility for finance, treasury, credit and human resources. From 1998 to 2000, in addition to his financial duties as CFO, his responsibilities included the Company's recycled paperboard segment. Prior thereto, he served as Vice President-Finance and Chief Financial Officer from 1992 to 1998.

   David P. Simpson was elected Executive Vice President-Paperboard and to the Company's Board of Directors in April 2000. He joined Republic in 1998 as Manager of Mill Operations. Prior to joining the Company, he served as a director of the Company from 1994 to 1998. He held positions as President of Simpson Publishing Company and Manager of Avinger Timber Company prior to joining Republic.

   Geary D. Cribbs was elected Senior Vice President in March 1998. He is responsible for the Company's gypsum wallboard operations. Prior thereto, Mr. Cribbs served as Vice President from 1992 to 1998, and as General Manager of the Company's gypsum wallboard operations at Duke, Oklahoma.

   Todd T. Brown was elected Vice President in September 1992. He is responsible for gypsum-grade paperboard sales and operations, primarily at the Lawton and Commerce City mills.

   Susan G. Hall was elected Vice President in October 1993. She is responsible for gypsum sales.

   James M. Britz was elected Vice President in August 1994. He is responsible for safety and human resource functions of the Company. He served as Director of Environmental, Safety and Health, and Human Resources from February 1993 to August 1994.

   Janey L. Rife was elected Vice President of the Company in August 1998. She has served as Treasurer and Secretary since May 1993.

   Lon D. Lewis was elected Vice President in September 1996. He is responsible for diversified paperboard product sales and operations, primarily at the Hutchinson and Halltown mills. Prior to his current responsibilities, he was responsible for recycled paperboard sales and the Company's recovered fiber operations. He served as Director of Engineering from March 1996 to October 1996. Prior thereto, he held various management positions with Simkins Industries Inc. and Jefferson Smurfit Corporation.

   James A. Nelson was elected Vice President in June 2000. He is responsible for engineering, environmental services and capital expenditure programs for the Company. Mr. Nelson joined the Company in 1997 as Director of Engineering and directed construction at the Lawton mill. Prior to joining Republic, Mr. Nelson held a wide variety of positions with Fluor Daniel Inc., Marathon Engineers/Architects/Planners and Weyerhauser Company.

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

                      PER SHARE MARKET PRICE AND DIVIDENDS

                              YEARS ENDED JUNE 30

                                          2000                    1999
                                 ----------------------- -----------------------
                                  Price Range             Price Range
                                 ------------- Dividends ------------- Dividends
                                  High   Low     Paid     High   Low     Paid
                                 ------ ------ --------- ------ ------ ---------
First quarter................... $19.75 $13.75   $0.09   $20.88 $13.25   $0.09
Second quarter..................  18.50  13.25    0.09    20.94  13.00    0.09
Third quarter...................  16.25  10.31    0.09    21.25  12.88    0.09
Fourth quarter..................  12.00   7.69    0.09    19.75  14.69    0.09
                                                 -----                   -----
                                                 $0.36                   $0.36
                                                 =====                   =====

   Republic Group Incorporated common stock is traded on the New York Stock Exchange under the symbol "RGC". At August 31, 2000, the number of stockholders of record was approximately 1035.

   Pursuant to the Premier Merger Agreement, the Company is required to suspend dividend payments to its stockholders.

Item 6. Selected Financial Data.

                                FINANCIAL REVIEW

             In thousands, except per share, ratio and percent data

                                2000      1999      1998      1997      1996
                              --------  --------  --------  --------  --------
Net sales...................  $190,510  $137,942  $128,285  $123,697  $117,902
Income before income taxes
 (5)........................     4,603    24,940    28,182    31,141    23,974
Net income (5)..............     2,761    15,232    17,799    19,663    14,912
Total capital employed (1)..   324,785   243,307   110,214    88,289    96,716
Stockholders' equity, at
 year-end...................   102,912   104,015    92,179    77,845    62,664
Total assets................   349,163   268,168   125,475   100,400   106,124
Interest-bearing debt
 (including current
 portion)...................   200,000   125,000     5,950       --     24,840
PER SHARE DATA
Basic earnings per share
 (4)........................  $   0.23  $   1.29  $   1.52  $   1.68  $   1.28
Diluted earnings per share
 (4)........................      0.23      1.29      1.51      1.67      1.27
Common dividends (4)........     0.360     0.360     0.360     0.344     0.259
Stockholders' equity, at
 year-end (4)...............      8.68      8.78      7.81      6.60      5.34
RATIO AND PERCENT DATA
Net operating profit after-
 tax as a percent of net
 sales (2)..................         3%       13%       14%       17%       13%
Return on average capital
 employed (percent) (2).....         3        16        21        20        19
Return on average
 stockholders' equity
 (percent) (3)..............         3        16        21        28        26
Interest-bearing debt as a
 percent of total capital
 employed...................        62        51         5       --         26
Ratio of current assets to
 current liabilities........       2.0       1.5       1.7       2.1       2.8
Ratio of year-end market
 value per common share to
 diluted earnings per share
 (4)........................      39.1      14.0      13.9      12.1      10.2
Ratio of average market
 value per share to average
 book value per share (4)...       1.6       2.0       2.7       2.5       2.4
Basic weighted-average
 shares outstanding (4).....    11,825    11,771    11,705    11,698    11,640
Diluted weighted-average
 shares outstanding (4).....    11,852    11,851    11,798    11,795    11,736

--------
   Notes:
(1) Total capital employed is equivalent to total assets less noninterest-bearing current liabilities.
(2) Net operating profit after-tax is equivalent to operating profit reduced by taxes computed using federal statutory tax rates. Return on average capital employed relates net operating profit after-tax to average total capital employed. Construction in progress assets related to the expansion of the Duke, Oklahoma gypsum wallboard plant and the construction of the Lawton, Oklahoma paperboard mill began in fiscal year 1997. These assets, along with excess cash associated with the financing of these projects (defined as cash, cash equivalents and investments exceeding $2,000,000) were not included in total capital employed until those assets were placed in service, as they would distort period-to-period comparisons. Substantially all of the assets related to the Duke plant expansion and the Lawton mill construction were placed in service during the December 1998 and March 2000 quarters, respectively.
(3) Return on average stockholders' equity is net income divided by average stockholders' equity employed during the year.
(4) All references to share amounts, per share amounts, and stock prices reflect a 10% stock dividend distributed in March 1997.
(5) During fiscal year 2000, the Company wrote down the assets of the Halltown, West Virginia recycled paperboard mill. The Company incurred a non-cash charge of approximately $16,724,000 or $10,034,000 after taxes. Additionally, pre-operating costs associated with the start up of the Lawton mill in fiscal years 1999 and 2000 were $1,123,000 and $2,679,000, respectively.

Item 7. Management's Discussion And Analysis of Financial Condition And Results of Operations.

Overview

   Republic Group Incorporated is an integrated manufacturer and distributor of gypsum wallboard and recycled paperboard and also collects, processes and markets reclaimed paper fiber. The Company's operations are split into two operating segments: (i) recycled paperboard operations, which includes its reclaimed paper fiber operations, and (ii) gypsum wallboard operations. Before intercompany eliminations, the Company's recycled paperboard and gypsum wallboard businesses accounted for approximately 47% and 53%, respectively, of Republic's total net sales in fiscal 2000.

   During fiscal 2000, the Company's gypsum wallboard business segment received approximately half of its recycled paperboard requirements (approximately 9% of total recycled paperboard shipments) from its own internal recycled paperboard mills. Historically, the Company's Hutchinson and Commerce City mills have supplied substantially all of the Company's gypsum-grade recycled paperboard requirements for the Duke gypsum wallboard plant. In fiscal 2000, the demand for gypsum-grade recycled paperboard was very strong and the Company elected to sell more of this grade to other outside gypsum wallboard manufacturers. Additionally, in anticipation of the commencement of the Lawton mill's beginning commercial operations during fiscal 2000, the Company began transitioning approximately one-third of the Hutchinson mill's production from gypsum-grade paperboard to other paperboard products. These events made it necessary for the Duke plant to purchase a larger portion of its gypsum-grade paperboard needs from external suppliers. With commercial operations commencing at the Company's Lawton mill in March 2000, the Company expects substantially all of the requirements for gypsum-grade paperboard for the Company's gypsum wallboard operations will be supplied internally during fiscal 2001. In fiscal 2000, the Company's recycled paperboard operations purchased approximately 70% of its requirements for reclaimed paper fiber from the Company's paper recycling operations and the remainder from many non-affiliated suppliers. The Company does enter into long-term contracts with its reclaimed paper suppliers for a portion of its requirements, however, the majority is purchased month to month under long-standing relationships. The Company believes that its sales of recycled paperboard and reclaimed paper fiber to third parties at market prices partially hedge against increased costs of these products incurred by the Company's gypsum wallboard and recycled paperboard operations, respectively.

   In 1997, the Company began a strategic initiative to effectively double the productive capacity of both of its operating segments. The Company's gypsum wallboard segment has experienced strong results in the last several years as a result of the strong demand for gypsum wallboard, primarily attributable to the strength of the economy in general and the construction industry in particular. During fiscal 1999, the Company completed an expansion project at its Duke gypsum wallboard plant that increased its productive theoretical design capacity from 570 million to 1.2 billion square feet annually. Theoretical design capacity assumes operating at optimum-rated production line speeds over industry standard operating days producing only 1/2-inch gypsum wallboard. Depending on the mix of actual products produced, the Company believes its annual practical capacity is approximately 1.0 to 1.1 billion square feet. In fiscal 2000, production and shipments increased 25% and 23%, respectively, from fiscal 1999 levels; however, the Duke plant operated at approximately 70% of practical capacity primarily due to operating inefficiencies and weaker demand in the last half of the fiscal year. The Company is continuing to experience weakening demand and a softening of prices for its gypsum wallboard products. The Company believes production improvements can be obtained during fiscal 2001 with additional training and minimal capital investment.

   In March 2000, the Company commenced commercial operations at its newly constructed recycled paperboard mill at Lawton, Oklahoma. The Lawton mill will produce primarily light-weight gypsum-grade paperboard. Management believes that the operation of the Lawton mill will position Republic as one of the largest third-party suppliers of gypsum-grade recycled paperboard in North America. The addition of the Lawton mill approximately doubled the Company's recycled paperboard capacity. The Company intends to sell approximately 40% to 50% of the Lawton mill's output pursuant to a long-term supply agreement with James Hardie Gypsum, Inc. and to use approximately 20% to 25% of the Lawton mill's output to source its own gypsum wallboard operations at Duke, Oklahoma. The Company has signed gypsum-grade paperboard supply agreements with two other gypsum wallboard manufacturers. The cost of the Lawton mill totaled approximately $179,000,000, inclusive of capitalized interest.

   The Company's revenues have increased significantly since 1994. In 1994, the Company purchased reclaimed paper fiber operations at Kansas City, Missouri and Topeka, Kansas. These two facilities provide the Hutchinson, Kansas and the Lawton, Oklahoma recycled paperboard mills with a portion of their reclaimed paper fiber needs along with sales to non-affiliated customers. In 1995, the Company purchased a 100% recycled paperboard mill at Halltown, West Virginia giving the Company a presence in the East Coast region. The Company, in early fiscal 1996, began operations at a paper fiber recycling center at Denver, Colorado with a portion of its shipments used to supply the Commerce City, Colorado recycled paperboard mill. In 1998, the Company completed a five-year plan to increase its productive capacity of the Commerce City and Hutchinson mills by 25%. In fiscal 1999, the Company added a second production line at its Duke gypsum wallboard plant that approximately doubled its capacity. In March 2000, the Company commenced commercial operations at its newly constructed Lawton, Oklahoma 100% recycled paperboard mill that will primarily produce gypsum-grade paperboard. As of June 30, 2000, the rated annual capacity of the Company's four recycled paperboard mills was 433,500 tons. The rated capacity includes 220,000 tons at the Lawton mill. The Company expects the Lawton mill will reach its productive capacity levels, after the start-up phase, during fiscal year 2001.

Presentation of Financial Information

   In the following discussion of the Company's results of operations, segment results are presented prior to intercompany eliminations. Sales of recycled paperboard to the Duke plant are accounted for as sales by the recycled paperboard segment and included in cost of sales by the gypsum wallboard segment. These intersegment sales during fiscal years 2000, 1999 and 1998 accounted for approximately 9%, 14%, and 13%, respectively, of the recycled paperboard segment's net sales. Unless otherwise stated, sales of reclaimed paper fiber within the recycled paperboard segment are eliminated in determining recycled paperboard segment results of operations. The Company believes that its intercompany sales approximate prevailing market prices. In determining operating profits for each segment, corporate general and administrative expenses have not been allocated to that segment.

Fiscal 2000 Compared to Fiscal 1999

   General. In fiscal 2000, the Company recorded record net sales of $190,510,000, a 38% increase from the $137,942,000 posted in fiscal 1999. The increase in fiscal 2000 was principally the result of a 23% increase in gypsum wallboard shipments, a 16% increase in selling prices of gypsum wallboard and commencement of commercial operations at the Lawton mill in March 2000.

   Financial results in fiscal 2000 were adversely affected by a non-cash impairment charge associated with a write-down of the assets at the Company's Halltown recycled paperboard mill due to poor operating results and continued weakness in East Coast paperboard markets. In June 2000, the Company initiated a process to solicit potential buyers of the Halltown mill and now believes that after the impairment write-down, the carrying value of the mill approximates the fair market value of the facility. The Company incurred an after-tax charge of approximately $10,034,000, or $0.85 per diluted share, in fiscal 2000 due to the impairment. Consolidated operating profits in fiscal 2000 of $26,334,000, excluding the impairment charge, were 2% below the $26,861,000 recorded in fiscal 1999. Selling and administrative expenses as a percent of net sales decreased to 12% in fiscal 2000 from 14% in fiscal 1999 chiefly due to the substantial increase in net sales. Consolidated net income was adversely affected by a $3,125,000 increase in interest expense, net of interest income, in fiscal 2000 from fiscal 1999. The majority of the net interest expense increase was realized in the June 2000 quarter. Prior to commencement of commercial operations at the Lawton mill, the Company capitalized a significant portion of its interest expense as a cost of constructing the mill. Interest expense charges will negatively affect the Company's consolidated net income in future periods.

   As a result of the factors listed above, the Company's net income decreased to $2,761,000 in fiscal 2000 from $15,232,000 in fiscal 1999. Diluted earnings per share decreased in fiscal 2000 to $0.23 per share, down from $1.29 per share in fiscal 1999.

   Recycled Paperboard. Shipments of recycled paperboard increased 15% from 185,793 tons in fiscal 1999 to 213,033 tons in fiscal 2000 largely as a result of commencement of commercial operations at the Lawton mill during March 2000. Additionally, shipments to unaffiliated customers of recovered paper fiber increased to 108,855 tons from 95,161 tons in fiscal 1999, a 14% increase.

   Net sales for the recycled paperboard segment increased 25% to $93,362,000 in fiscal 2000 from $74,474,000 in fiscal 1999 due to the aforementioned increase in shipments, and a 3% and 76% increase in per unit selling prices of recycled paperboard and recovered paper fiber, respectively. The increase in recycled paperboard per unit selling prices was more than offset by a 31% increase in per unit variable cost of sales. A significant portion of the increase was attributable to the cost of reclaimed paper fiber, the principal raw material used in the manufacture of recycled paperboard, and to a lesser extent, higher utility costs at the paperboard facilities and inefficiencies associated with the start-up at the Lawton mill. See--Trends and Developments-- Recycled Paperboard. The segment's operating profits declined from $6,530,000 in fiscal 1999 to an operating loss of $26,380,000 in fiscal 2000. The non-cash impairment charge at the Halltown mill accounted for $16,724,000 of the fiscal 2000 operating loss. In addition to the impairment charge, the Halltown mill posted an operating loss of $5,665,000 in fiscal 2000 compared to an operating loss of $754,000 in fiscal 1999. The Halltown mill has been hindered by softness in the East Coast markets for the products it produces and increased reclaimed paper fiber costs. Shipments from the Halltown mill have declined 6% and 14%, respectively, over the last two fiscal years.

   In addition, fiscal 2000 operating results were unfavorably affected by pre-operating costs of $2,679,000 incurred as a result of the Lawton mill project. Also, the June 2000 quarter was the first full quarter that non-cash depreciation expense was recognized for the Lawton mill. The Company anticipates depreciation charges, related to the construction of the Lawton mill, will total approximately $9,000,000 annually. During the Company's June 2000 quarter, the Lawton mill operated at approximately 60%-65% of capacity. Currently the mill is operating at approximately 70% of capacity. This is in line with the Company's expectations for this stage of the production ramp-up schedule. The Company expects to increase the production rate of the Lawton mill gradually to the design capacity during the remainder of fiscal year 2001. During the June 2000 quarter, the Lawton mill produced and sold other, lower-margined, paperboard products in addition to gypsum-grade paperboard. During fiscal year 2001, the Company plans to produce more gypsum-grade paperboard each quarter and less of the other paperboard products as its gypsum wallboard customers shift from their current suppliers when their existing supply agreements expire.

   Gypsum Wallboard. During fiscal 2000, shipments of gypsum wallboard increased 23% to 725,885 million square feet from 589,894 million square feet in fiscal 1999 due to the expansion of the Duke plant and the strong demand for gypsum wallboard. The increase in shipments and a 16% increase in average selling prices resulted in net sales of the gypsum wallboard segment to increase 44% to $105,566,000 in fiscal 2000 from $73,557,000 in fiscal 1999.
Due to similar factors, operating profits for the segment increased to $44,738,000 in fiscal 2000 from $28,478,000 in fiscal 1999, a 57% improvement.
Operating profits were negatively influenced by a 10% increase in unit operating costs, a majority of which was due to the increase in the cost of gypsum-grade paperboard and, to a lesser extent, higher natural gas prices. See--Trends and Developments--Gypsum Wallboard.

Fiscal 1999 Compared to Fiscal 1998

   General. In fiscal 1999, the Company recorded record net sales of $137,942,000, an 8% increase from the $128,285,000 posted in fiscal 1998. The increase in fiscal 1999 was principally the result of a 4% increase in gypsum wallboard shipments and a 15% increase in selling prices of gypsum wallboard.

   Consolidated operating profits in fiscal 1999 of $26,861,000 approximated the $27,005,000 recorded in fiscal 1998. Selling and administrative expenses as a percent of net sales increased to 14% in fiscal 1999 from 12% in fiscal 1998 mainly due to an increase of management and support staff related to expansion projects at the Duke wallboard plant and the Lawton mill. Consolidated net income was adversely affected by a $2,038,000 increase in interest expense, net of interest income, in fiscal 1999 from fiscal 1998 primarily associated with the $100,000,000 of Senior Subordinated Notes (the "Notes") issued in July 1998. In fiscal 1998, consolidated net income was augmented by $1,000,000 of non-taxable life insurance income from a policy owned by the Company on an executive officer. A shift in state income tax liabilities increased the Company's effective tax rate to 39% in fiscal 1999 from 37% in fiscal 1998. The fiscal 1998 effective tax rate benefited from the aforementioned non-taxable life insurance income.

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

Trends and Developments

   Recycled Paperboard. The primary variable affecting the results of the Company's recycled paperboard segment, other than the aforementioned write-down of the assets of the Company's Halltown mill, has been the cost of reclaimed paper fiber. Because reclaimed paper fiber is a strict commodity influenced by supply and demand, the cost of reclaimed paper fiber can fluctuate significantly in a short period of time. Historically, except for increases of short duration, the Company has generally been able to raise its recycled paperboard selling prices as the cost of reclaimed paper fiber increases, but there is generally a 30 to 90 day time lag for implementation of such selling price increases. As a result, the time lag adversely impacts the operating results of the segment. Conversely, the Company becomes the beneficiary of slowly declining selling prices and rapidly declining reclaimed paper fiber costs, resulting in improved operating results for the recycled paperboard segment. Reclaimed paper fiber costs represented approximately 29%, 23% and 30%, respectively, of the total operating costs for the recycled paperboard mills in fiscal 2000, fiscal 1999 and fiscal 1998. Reclaimed paper fiber costs rose sharply during the first quarter of fiscal 1998, but gradually declined during the remainder of the fiscal year. As the Company began to increase net selling prices during the first half of 1998, the cost of reclaimed paper fiber started to decline thus not allowing the implementation of a general price increase. As a result, in fiscal 1998, the recycled paperboard segments operating margin decreased to 12%. In fiscal 1999, reclaimed paper fiber costs declined or remained steady during most of the year, but then began increasing during the fourth quarter. In May of 1999, the quoted price of old corrugated containers ("OCC"), the principal grade of reclaimed paper fiber used by the Company, was approximately $40 per ton. Throughout fiscal 2000 the price of OCC steadily increased reaching $115 per ton by May 2000. Other grades of reclaimed paper fiber used by the Company also increased significantly. The Company was able to modestly increase selling prices on certain grades of recycled paperboard to mitigate some of the increase in reclaimed paper fiber. However, the paper margin for the Company's recycled paperboard mills, the difference between net selling prices and the cost of reclaimed paper fiber, declined 14%, or approximately $42 per ton, in fiscal 2000. Since June 2000, reclaimed paper fiber costs have declined, which should help improve future operating results at the Company's recycled paperboard mills.

   Another significant cost in the manufacture of recycled paperboard is fuel, or more specifically, natural gas. The cost of natural gas increased significantly during the last half of fiscal year 2000, and at this time, the trend is continuing. All of the Company's recycled paperboard mills periodically contract fuel supplies in advance for varying time limits to hedge against fluctuations in the cost of fuel. The Company has historically been successful at contracting future supplies at favorable rates. At the current time, the recycled paperboard mills do not have significant amounts of a natural gas supply under contract and are purchasing most of the supply at spot market prices. Until these prices recede, the Company's recycled paperboard operating results will continue to be adversely impacted.

   The Company is aware of one other competitor that is in the process of converting an existing paperboard mill to produce gypsum-grade paperboard. Production at that mill is anticipated to begin by the end of calendar year 2000. Another competitor has announced plans to convert an existing paperboard mill that will primarily produce gypsum-grade paperboard for its own use. Production at that mill is anticipated to begin by the end of calendar year 2001. This new capacity could have a material adverse effect on the Company's gypsum-grade paperboard business.

   Gypsum Wallboard. The price of and demand for gypsum wallboard depends on the level of new construction, home repair and remodel activity and industry capacity, which in turn, depends on general economic conditions, interest rates and the availability of short and long-term financing. Low interest rates, a strong domestic economy and industry capacity constraints caused demand for gypsum wallboard to be very strong throughout fiscal years 1998 and 1999. Interest rate hikes, a decrease in housing starts and new gypsum wallboard capacity coming on-line during fiscal year 2000 have negatively affected gypsum wallboard demand and selling prices during the last half of the fiscal year. Average selling prices of gypsum wallboard declined approximately 15% during the June 2000 quarter from the December 1999 quarter. Additionally, the Company realized a 9% decrease in shipments during the last six months of fiscal 2000 compared to the first six months of the year. The Company is still experiencing a decrease in demand and a further softening in selling prices.

   In addition to the Company's expansion of the Duke plant, a significant number of gypsum wallboard manufacturers in the United States have added or have announced additional capacity increases either by expansions of existing facilities or new construction. The Company believes the increase in gypsum wallboard capacity could have a material adverse effect on shipments and selling prices of gypsum wallboard.

   The expansion of the Duke plant increased its practical capacity to approximately 1.0 to 1.1 billion square feet annually. Although fiscal 2000 production and shipments increased 25% and 23%, respectively, from fiscal 1999 levels, the Duke plant operated at approximately 70% of practical capacity primarily due to operating inefficiencies and weaker demand during the last half of the fiscal year. The Company believes that these inefficiencies are the primary cause for per unit operating costs increasing 35% from fiscal 1998 costs. The Company expects significant production improvements will be obtained during fiscal 2001. Additionally, gypsum wallboard operating costs in fiscal 2000 were affected by natural gas prices and the cost of gypsum-grade paperboard which were influenced by the cost of reclaimed paper fiber. See-- Trends and Developments--Recycled Paperboard.

Environmental Matters

   In connection with the Company's construction of a warehouse addition to its paperboard mill located at Commerce City, Colorado, a suburb of Denver, the Company discovered and has been investigating the presence of subsurface petroleum hydrocarbons. The Company retained an environmental consultant who concluded that fuel oil, jet fuel and gasoline additives had migrated in the subsurface of the Company's property from an adjacent property. The Company has conducted its own investigations and the adjacent property owners have conducted their own investigations. Also, the Company and the adjacent owners have jointly sponsored investigations. As a result of the most recent jointly sponsored investigation, the Company again substantially verified the results obtained in earlier investigations. Additionally, the investigation uncovered newly discovered environmental conditions that appear to stem from historical underground storage tank use on the Company's property. The Company notified the Oil Inspection Section of the Colorado Department of Labor and Employment of the most recent results. The Company and a former owner of the Commerce City paper mill have entered into a participation agreement to respond to those conditions that appear to stem from historical underground storage tank use. Under the participation agreement, Republic and the former owner will share costs associated with the underground storage tank including studies and remediation, if any, 25% and 75%, respectively. At this time, the Company has not ascertained the future liability, if any, of the above matters. Environmental expenditures directly related to these matters were not material during the last three fiscal years.

   Management believes that compliance with environmental laws and regulations is a cost of manufacturing that has widespread applicability to the members of the industries in which the Company is competing. Historically, the Company has not incurred material costs or penalties with respect to the remediation of environmental problems, however, the discovery of new facts and future events, including changes in the law, unknown practices by prior owners and spills by neighboring facilities, could result in material environmental problems, and there can be no assurance that such matters will not adversely affect the Company's financial condition, results of operations or competitive position in the future.

Effect of Inflation

   Management believes that general inflation has not had a material impact on the Company's net sales or operating income the last three fiscal years. The cost of reclaimed paper fiber, which is the principal raw material component used in the manufacture of recycled paperboard and the cost of natural gas, has both increased and decreased significantly during the past three years. The Company believes these shifts were caused by changes in supply and demand and not general inflation or deflation.

Liquidity and Capital Resources

   The following is a summary of certain financial statistics and balances related to the liquidity and financial condition of the Company for the three fiscal years ended June 30.

                  $ in thousands                      2000     1999     1998
                  --------------                    -------- -------- --------
Working capital.................................... $ 34,738 $ 13,126 $ 11,024
Current ratio......................................    2.0:1    1.5:1    1.7:1
Cash and cash equivalents plus investments and
 marketable securities............................. $  7,414 $  6,192 $  1,124
Net cash provided by operating activities.......... $ 12,094 $ 29,031 $ 28,299
Additions to property, plant and equipment......... $ 81,674 $135,471 $ 31,191
Dividends paid..................................... $  4,257 $  4,238 $  4,215
Long-term debt..................................... $200,000 $125,000 $  5,950
Total capital employed (total assets less
 noninterest-bearing current liabilities).......... $324,785 $243,307 $110,214

   On July 15, 1998, the Company received proceeds from the sale of $100,000,000 of 9.5% Senior Subordinated Notes (the "Notes") with a maturity date of July 15, 2008. The proceeds from the Notes, along with a credit facility of up to $85,000,000 entered into with a bank syndicate on July 15, 1998 were used primarily to finance the construction of the Lawton mill and for general and corporate purposes, including working capital. On July 15, 1998, the Company used a portion of the proceeds from the sale of the Notes to repay the outstanding principal balance ($5,950,000) of a then existing revolving credit facility along with accrued interest. Upon repayment, the Company terminated the revolving credit facility. Due to the recently expanded scope of the Company's business and increased working capital requirements, the Company signed amendments to the existing credit facility on March 1, 2000 and June 27, 2000, increasing the amount available to $115,000,000.

   Interest payment dates on the Notes are January 15 and July 15, and commenced on January 15, 1999. Each semiannual interest payment is $4,750,000. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 2003, at a redemption price of 104.75% which reduces to 100% on or after July 15, 2005. In addition, prior to July 15, 2001, the Company may redeem up to 35% of the principal amount of the Notes with the net cash proceeds received by the Company from one or more public equity offerings, at a redemption price of 109.50%. The Notes include financial and other covenants of the kind generally included in such indebtedness.

   The amended $115,000,000 credit facility includes a $60,000,000 term loan effective March 1, 2000 and a $55,000,000 revolving credit facility. The principal of the term loan is being paid quarterly over four years and commenced on June 1, 2000 with payments of $1,500,000, $7,500,000, $13,500,000,
$19,500,000 and $18,000,000 due during fiscal years 2000, 2001, 2002, 2003 and
2004, respectively. At June 30, 2000, the Company had borrowed $41,500,000 under the revolving credit facility. Borrowings in excess of $40,000,000 are payable on April 2, 2001 and the balance will mature on March 1, 2004. Consequently, the $1,500,000 payable on April 2, 2001 has been reflected as a short-term note payable in the accompanying balance sheet. Availability under the credit facility is not subject to a borrowing base. The borrowings under the credit facility are guaranteed by each of the Company's material subsidiaries and are secured by a mortgage on the Lawton mill, a pledge of stock of the Company's subsidiaries and security interests in substantially all other personal property of the Company and its subsidiaries. During any period that outstanding loans under the credit facility exceed $50,000,000, the lenders may require that other real property and improvements of the Company and its subsidiaries be mortgaged as security for the credit facility. Outstanding principal amounts on the credit facility bear interest at a variable rate equal to, at the election of the Company, (i) LIBOR, plus an agreed margin (ranging from 75 to 225 basis points), which is to be established quarterly based upon the Company's leverage ratio or (ii) the higher of (a) Bank of America corporate prime rate and (b) the sum of 1/2 of 1% plus the federal funds rate, plus, in each case, an agreed margin (ranging from 0 to 100 basis points). Interest payments under the credit facility are payable quarterly. Under the credit facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to excess cash flow, debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, interest coverage ratio, minimum EBITDA, and limitations on capital expenditures and dividends. The credit facility does not restrict the transfer of funds to the parent by the subsidiaries. The Company had borrowings outstanding of $100,000,000 under the credit facility at June 30, 2000 at a weighted-average interest rate of 9.00%.

   For the year ended June 30, 2000, the Company funded $81,674,000 of additions to property, plant and equipment, $4,257,000 of dividends to shareholders and $417,000 of debt issue costs with $12,094,000 of cash generated from operations and $75,000,000 of borrowings from its bank credit facility. Capital expenditures to complete the Lawton mill were approximately $63,500,000 during fiscal 2000. The Company believes no significant capital expenditures remain related to the Lawton mill or improving efficiencies at the Duke plant. The Company anticipates capital expenditures for all facilities in fiscal 2001 will be reduced to between $4,000,000 and $6,000,000, including capital expenditures at the Lawton mill and Duke plant. As financial conditions improve, the Company may consider other capital projects that could reduce costs or increase productivity. The credit facility imposes limits on the Company's ability to make capital expenditures, but the Company expects that those limits will not prevent it from implementing its capital expenditure program.

   At June 30, 2000, the Company had available for borrowing, $13,500,000 of the $55,000,000 revolving credit facility. Additionally at June 30, 2000, the Company had income tax refunds receivable of $16,945,000 primarily due to the Lawton mill being placed in service in March 2000 and the associated accelerated tax depreciation. For tax purposes, the Lawton depreciation created a net operating loss that allows the Company to have its fiscal 2000 tax estimates refunded and to apply the taxable net loss against prior years taxable income. In late July 2000, the Company had received approximately $10,000,000 of this refund and anticipates receipt of the remaining refunds during fiscal 2001. The Company believes that the remaining portion available under the credit facility, together with cash generated by operations in fiscal 2001, including the income tax refunds, and existing cash balances will be sufficient (i) to fund the capital expenditure requirements identified above,
(ii) to fund the Company's working capital requirements including interest payments, (iii) to meet its debt repayment obligations and (iv) to fund other general and corporate requirements.

   The Company paid cash dividends of $4,257,000, $4,238,000 and $4,215,000 in fiscal 2000, 1999 and 1998 respectively. Quarterly dividends historically have been paid in September, December, March and June. Both the schedule and payment of cash dividends are subject to the approval of the Company's Board of Directors which considers the Company's general financial condition and projected cash flows when approving the level of dividend payment, if any. The credit facility and the Indenture impose limits on the Company's ability to pay dividends. The Premier Merger Agreement requires the Company to suspend dividend payments to its stockholders.

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

   The Company is exposed to interest rate risk primarily through its borrowing activities. At June 30, 2000, the Company had outstanding $100,000,000 of Notes carrying a 9.5% fixed interest rate. This fixed rate obligation does not expose the Company to risk of earnings or cash flow loss due to the changes in market interest rates, however, the fair value of the Notes is sensitive to changes in interest rates. A hypothetical 100 basis point change in interest rates would result in a corresponding change of approximately $5,400,000 in the fair value of the Notes assuming a July 15, 2008 redemption.

   At June 30, 2000, the Company had $100,000,000 of borrowings outstanding under its credit facility under which any outstanding balance bears interest at variable rates. With respect to all borrowings under the credit facility, interest rate changes generally do not affect the fair value thereof, but do impact future earnings and cash flows. A hypothetical 100 basis point change in interest rates would have a $1,000,000 annual impact on the Company's future earnings and cash flows based on the Company's outstanding variable rate borrowings as of June 30, 2000. See--Liquidity and Capital Resources for additional discussion of the terms of the Notes and the credit facility.

Forward-Looking and Other Statements

   Any statements contained in this document, including without limitation statements to the effect that Republic or its management "believes," "expects," "anticipates," "plans," "may," "will," "projects," "continues" or "estimates," or statements concerning "potential," or "opportunity" or other variations thereof or comparable terminology or the negative thereof, that are not statements of historical fact should be considered forward-looking statements pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Investors should be aware of factors and uncertainties that could have a material, negative impact on the Company's results. These include, but are not limited to, the following:

1. In the recent past, the Company and the industry as a whole have seen, due to supply and demand extremes, severe fluctuations in the cost of reclaimed paper fiber. A rapid rise in the cost of this raw material restricts margins at the Company's recycled paperboard mills. This is due generally to a 30 to 90 day time lag between increased raw material costs and subsequent selling price increases. Additionally, selling price increases may only be achievable if recycled paperboard demand allows industry operating rates to remain at or above historical levels.

2. The Company's recycled paperboard mills and gypsum wallboard manufacturing facilities utilize large amounts of either natural gas or coal. Increases in the prices of either of these two commodities may be detrimental to profit margins. The Company's manufacturing operations are located in areas of the country where natural gas and coal are plentiful. The Company believes, discounting a short-term variation, that over the long-term its fuel costs will at least be comparable to its competitors.

3. The Company is generally aware of other manufacturers constructing or expanding their gypsum wallboard plants or recycled paperboard mills. These plants may compete in the Company's product and market areas which could have a negative impact on the Company's results. See--Trends and Developments.

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

6. The impact on the Company due to industry consolidation is unknown.

7. The Company's future results could be affected negatively by unknown consequences of present and future governmental laws and regulations, including those relating to environmental compliance and, as specifically discussed above, concerning environmental matters at the Company's Commerce City, Colorado recycled paperboard mill. See--Environmental Matters.

8. The Company's business segments could be affected by recessionary and expansionary trends in the economy, as well as increases in prevailing interest rates. Specifically, the Company's results can be influenced by the general state of the construction industry, which includes housing starts, commercial construction and the repair and remodel segment of the industry.

9. There is no assurance that the Company will be able to recover its full carrying value after the impairment write-down of the Halltown, West Virginia recycled paperboard mill.

10. The Company's degree of leverage and the restrictions imposed by financial covenants could have a material adverse effect on the Company's ability to service its debt, withstand competitive pressures or adverse economic conditions, make material capital investments or acquisitions, obtain future financing or take advantage of business opportunities that may arise.

11. There is no assurance that the Company's expanded Duke, Oklahoma gypsum wallboard plant and recently constructed Lawton, Oklahoma recycled paperboard mill will meet management's expectations or that the plants will ultimately reach their theoretical design capacities.

12. There is no assurance that the Company's Lawton mill will achieve commercial production as defined in the Hardie Agreement. If the Company is unable to achieve commercial production under the Hardie Agreement by October 1, 2000, it may be required to supply Hardie with paper meeting the contract specifications from sources other than the Lawton mill, including from third party producers. If the Company is unable to give notice to Hardie that commercial production has been achieved at the Lawton mill by July 1, 2001, then Hardie may terminate the Agreement. In addition, if the Company is unable to notify Hardie by October 1, 2000 that it has achieved commercial production at the Lawton mill, Premier may terminate the Premier Merger Agreement.

13. The Premier Merger Agreement is subject to a number of other conditions to closing and termination rights of the parties, and there is no assurance that other factors will not result in a failure of the Premier merger to become effective.

14. The Company is obligated under the Premier Merger Agreement to pay Premier a $10 million termination fee, generally in circumstances where the Premier Merger Agreement has been terminated following the making of an alternate acquisition proposal by a third party or a material breach by the Company of a covenant under the Premier Merger Agreement.

15. While the CXP Agreement provides that, subject to the satisfaction of certain conditions, the parties are to enter into a merger agreement providing for the CXP Tender Offer and a subsequent merger if the Premier Merger Agreement is terminated, there is no assurance that such conditions will be satisfied or that a merger agreement with CXP will be executed in those circumstances. Further, there is no assurance that the liquidated damages payable by Premier under the Premier Merger Agreement will actually be paid in the event of a termination of that Agreement and that the price per share in a transaction with CXP would be proportionately augmented by such a payment.

16. Even if the liquidated damages that are payable by Premier under the Premier Merger Agreement in certain circumstances were paid, there is no assurance that the amount of such payment would be adequate to compensate the Company's stockholders for the potential lost opportunity from that transaction, particularly if the back-up transaction with CXP were also not consummated.

   Other uncertainties and risks which could affect the Company can be found in other sections of this report as well as in other filings with the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

   The response to this item is set forth in Item 7 of this Form 10-K. See-- Management's Discussion and Analysis--Market Risk Exposure.

Item 8. Financial Statements and Supplementary Data.

   Financial Statements, along with the Financial Statement Schedule filed herewith, are listed in the Index below.

                                                                        Page
                                                                      Reference
                                                                     ----------
Consolidated Statements of Income for the years ended June 30,
 2000, 1999 and 1998...............................................       29
Consolidated Balance Sheets at June 30, 2000 and 1999..............       30
Consolidated Statements of Cash Flows for the years ended June 30,
 2000, 1999 and 1998...............................................       31
Consolidated Statements of Stockholders' Equity for the years ended
 June 30, 2000, 1999 and 1998......................................       32
Notes to Consolidated Financial Statements.........................    33-45
Report of Independent Public Accountants--Consolidated Financial
 Statements........................................................       46
Report of Management...............................................       47
Report of Independent Public Accountants--Report on Form 10-K......       54
Schedule II--Valuation and Qualifying Accounts and Reserves........       55

                          REPUBLIC GROUP INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME

                    Years Ended June 30, 2000, 1999 and 1998

                                         2000          1999          1998
                                     ------------  ------------  ------------
Gross sales......................... $219,411,000  $158,886,000  $148,627,000
Less freight and discounts..........   28,901,000    20,944,000    20,342,000
                                     ------------  ------------  ------------
Net sales...........................  190,510,000   137,942,000   128,285,000
Costs and expenses:
  Cost of sales.....................  142,197,000    92,128,000    85,339,000
  Selling and administrative
   expenses.........................   21,979,000    18,953,000    15,941,000
  Asset write-down..................   16,724,000           --            --
                                     ------------  ------------  ------------
                                      180,900,000   111,081,000   101,280,000
                                     ------------  ------------  ------------
Operating profit....................    9,610,000    26,861,000    27,005,000
  Interest expense..................   (5,189,000)   (4,271,000)       (5,000)
  Interest income...................      203,000     2,410,000       182,000
  Other income (expense), net.......      (21,000)      (60,000)    1,000,000
                                     ------------  ------------  ------------
                                       (5,007,000)   (1,921,000)    1,177,000
                                     ------------  ------------  ------------
Income before income taxes..........    4,603,000    24,940,000    28,182,000
Provision for income taxes..........    1,842,000     9,708,000    10,383,000
                                     ------------  ------------  ------------
Net income.......................... $  2,761,000  $ 15,232,000  $ 17,799,000
                                     ------------  ------------  ------------
Basic earnings per share............ $       0.23  $       1.29  $       1.52
                                     ------------  ------------  ------------
Basic weighted-average shares
 outstanding........................   11,825,000    11,771,000    11,705,000
                                     ------------  ------------  ------------
Diluted earnings per share.......... $       0.23  $       1.29  $       1.51
                                     ------------  ------------  ------------
Diluted weighted-average shares
 outstanding........................   11,852,000    11,851,000    11,798,000
                                     ------------  ------------  ------------


                            See accompanying notes.

                          REPUBLIC GROUP INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                             June 30, 2000 and 1999

                                                          2000         1999
                                                      ------------ ------------
ASSETS
Current assets:
  Cash and cash equivalents.......................... $  7,414,000 $  6,192,000
  Accounts receivable, less allowance for doubtful
   accounts of $574,000 in 2000 and $520,000 in
   1999..............................................   22,020,000   18,838,000
  Income tax refunds receivable......................   16,945,000      491,000
  Inventories:
    Finished goods...................................    7,200,000    3,396,000
    Raw materials and supplies.......................   12,774,000    7,538,000
                                                      ------------ ------------
                                                        19,974,000   10,934,000
  Prepaid expenses and other.........................      811,000      902,000
  Deferred income taxes..............................      952,000      630,000
                                                      ------------ ------------
      Total current assets...........................   68,116,000   37,987,000
Property, plant and equipment, at cost:
  Land, land improvements and mineral deposits.......   12,922,000    5,055,000
  Buildings and leasehold improvements...............   52,451,000   20,621,000
  Equipment..........................................  264,721,000  141,052,000
  Construction in progress...........................    2,292,000  119,210,000
                                                      ------------ ------------
                                                       332,386,000  285,938,000
  Less accumulated depreciation, amortization and
   depletion.........................................   64,896,000   61,989,000
                                                      ------------ ------------
                                                       267,490,000  223,949,000
Unamortized debt issue costs.........................    4,476,000    4,780,000
Other assets.........................................    9,081,000    1,452,000
                                                      ------------ ------------
Total assets......................................... $349,163,000 $268,168,000
                                                      ------------ ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................... $ 14,483,000 $ 14,021,000
  Accrued payroll and employee benefits..............    3,742,000    3,475,000
  Income taxes payable...............................          --     1,333,000
  Accrued interest payable...........................    4,741,000    4,448,000
  Other current liabilities..........................    1,412,000    1,584,000
  Short-term notes payable...........................    1,500,000          --
  Current portion of long-term debt..................    7,500,000          --
                                                      ------------ ------------
      Total current liabilities......................   33,378,000   24,861,000
Long-term debt due after one year....................  191,000,000  125,000,000
Deferred income taxes................................   21,431,000   13,695,000
Other long-term liabilities..........................      442,000      597,000
Commitments and contingencies--see notes
Stockholders' equity:
  No par preferred stock issuable in series; 487,000
   shares authorized; none issued and outstanding....          --           --
  Common stock, $1 par value; 35,000,000 authorized;
  issued 11,842,000 in 2000 and 11,800,000 in 1999...   11,842,000   11,800,000
  Additional paid-in capital.........................   28,898,000   28,568,000
  Unrealized gain on marketable securities...........      190,000      169,000
  Retained earnings..................................   61,982,000   63,478,000
                                                      ------------ ------------
      Total stockholders' equity.....................  102,912,000  104,015,000
                                                      ------------ ------------
Total liabilities and stockholders' equity........... $349,163,000 $268,168,000
                                                      ============ ============

                            See accompanying notes.

                          REPUBLIC GROUP INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Years ended June 30, 2000, 1999 and 1998

                                           2000          1999          1998
                                       ------------  ------------  ------------
Cash flows from operating activities:
  Net income.........................  $  2,761,000  $ 15,232,000  $ 17,799,000
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Income receivable--life insurance
     proceeds........................           --            --     (1,000,000)
    Depreciation, amortization and
     depletion.......................    14,451,000     9,706,000     7,738,000
    Write down of property, plant and
     equipment.......................    16,724,000           --            --
    Non-cash compensation expense....           --          3,000       320,000
    Deferred income taxes............     7,414,000     2,187,000     1,616,000
    Loss on sale of assets...........        24,000       124,000        52,000
    Changes in assets and
     liabilities:
      Accounts receivable............    (3,182,000)   (5,227,000)      282,000
      Income tax refunds receivable..   (16,454,000)      161,000      (158,000)
      Inventories....................    (9,040,000)   (2,484,000)   (1,109,000)
      Prepaid expenses...............        91,000       (51,000)     (191,000)
      Accounts payable and accrued
       liabilities...................       557,000     3,819,000     3,353,000
      Income taxes payable...........    (1,333,000)    1,333,000      (203,000)
      Accrued interest payable.......       293,000     4,448,000           --
      Other assets and liabilities...      (212,000)     (220,000)     (200,000)
                                       ------------  ------------  ------------
  Net cash provided by operating
   activities........................    12,094,000    29,031,000    28,299,000
                                       ------------  ------------  ------------
Cash flows from investing activities:
  Additions to property, plant and
   equipment.........................   (81,674,000) (135,471,000)  (31,191,000)
  Proceeds from sale of property,
   plant and equipment...............       104,000       128,000        56,000
  Proceeds from life insurance
   policy............................           --      1,000,000           --
  Purchases of investments...........           --            --    (11,470,000)
  Proceeds from sale of investments..           --            --     12,120,000
                                       ------------  ------------  ------------
  Net cash used by investing
   activities........................   (81,570,000) (134,343,000)  (30,485,000)
                                       ------------  ------------  ------------
Cash flows from financing activities:
  Dividends paid.....................    (4,257,000)   (4,238,000)   (4,215,000)
  Net proceeds under lines of
   credit............................    75,000,000    19,050,000     5,950,000
  Proceeds from issuance of debt.....           --    100,000,000           --
  Payments for debt issue costs......      (417,000)   (5,105,000)     (291,000)
  Issuance of common treasury stock..           --        150,000       128,000
  Proceeds from exercised stock
   options...........................       372,000       523,000       302,000
                                       ------------  ------------  ------------
  Net cash provided by financing
   activities........................    70,698,000   110,380,000     1,874,000
                                       ------------  ------------  ------------
Net increase (decrease) in cash and
 cash equivalents....................     1,222,000     5,068,000      (312,000)
Cash and cash equivalents at
 beginning of year...................     6,192,000     1,124,000     1,436,000
                                       ------------  ------------  ------------
Cash and cash equivalents at end of
 year................................  $  7,414,000  $  6,192,000  $  1,124,000
                                       ------------  ------------  ------------
Supplemental disclosure of cash flow
 information:
Cash paid during the year for
  Income taxes, net of refunds.......  $ 12,215,000  $  6,027,000  $  9,127,000
  Interest...........................  $ 14,479,000  $  5,172,000  $      5,000

                            See accompanying notes.

                          REPUBLIC GROUP INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    Years ended June 30, 2000, 1999 and 1998

                                                                           Treasury
                                                                             Stock
                                                                         -------------
                           Common   Additional           Unrealized Gain        Amount      Total
                          Stock, $1  Paid-In   Retained   On Marketable           at    Stockholders' Comprehensive
In thousands              Par Value  Capital   Earnings    Securities    Shares  cost      Equity        Income
------------              --------- ---------- --------  --------------- ------ ------  ------------- -------------
Balance at June 30,
 1997...................   $11,716   $27,827   $38,995        $--          33   $(693)    $ 77,845
                           -------   -------   -------        ----        ---   -----     --------
Net income..............       --        --     17,799         --         --      --        17,799       $17,799
Cash dividends on common
 stock, $.36 per share..       --        --     (4,215)        --         --      --        (4,215)          --
Issuance of treasury
 shares.................       --        --        (35)        --         (23)    483          448           --
Exercise of stock
 options................        33       269       --          --         --      --           302           --
                                                                                                         -------
Total comprehensive
 income.................       --        --        --          --         --      --           --        $17,799
                           -------   -------   -------        ----        ---   -----     --------       -------
Balance at June 30,
 1998...................   $11,749   $28,096   $52,544        $ --         10   $(210)    $ 92,179
                           -------   -------   -------        ----        ---   -----     --------
Net income..............       --        --     15,232         --         --      --        15,232       $15,232
Cash dividends on common
 stock, $.36 per share..       --        --     (4,238)        --         --      --        (4,238)          --
Issuance of treasury
 shares.................       --        --        (60)        --         (10)    210          150           --
Exercise of stock
 options................        51       472       --          --         --      --           523           --
Unrealized gain on
 marketable securities..       --        --        --          169        --      --           169           169
                                                                                                         -------
Total comprehensive
 income.................       --        --        --          --         --      --           --        $15,401
                           -------   -------   -------        ----        ---   -----     --------       -------
Balance at June 30,
 1999...................   $11,800   $28,568   $63,478        $169        --    $  --     $104,015
                           -------   -------   -------        ----        ---   -----     --------
Net income..............       --        --      2,761         --         --      --         2,761       $ 2,761
Cash dividends on common
 stock, $.36 per share..       --        --     (4,257)        --         --      --        (4,257)          --
Exercise of stock
 options................        42       330       --          --         --      --           372           --
Unrealized gain on
 marketable securities..       --        --        --           21        --      --            21            21
                                                                                                         -------
Total comprehensive
 income.................       --        --        --          --         --      --           --        $ 2,782
                           -------   -------   -------        ----        ---   -----     --------       -------
Balance at June 30,
 2000...................   $11,842   $28,898   $61,982        $190        --    $ --      $102,912
                           =======   =======   =======        ====        ===   =====     ========

                            See accompanying notes.

                          REPUBLIC GROUP INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 and 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

   The consolidated financial statements include the accounts of Republic Group Incorporated, a Delaware corporation, and its subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated.

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

Property, Plant and Equipment

   Plant and equipment assets are recorded at cost and depreciated generally by the straight-line method over the estimated useful lives of the assets. Expenditures for additions and improvements are capitalized, and costs for repairs and maintenance are charged to operations as incurred. The estimated useful lives for buildings range from 15 to 40 years. The estimated useful lives for equipment range from 3 to 20 years.

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

Impairment

   The carrying value of property, plant and equipment is evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying business. Adjustments are made if the sum of expected future cash flows is less than book value.

New Accounting Standard

   In 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued to establish accounting and reporting standards for derivative instruments and hedging activities. The Company does not utilize derivative instruments nor does it perform hedging activities as defined in the new pronouncement. Consequently, the impact of adopting this pronouncement is expected to be insignificant.

2. INDUSTRY SEGMENTS

   Certain information with regard to industry segments, within which the Company operates, is as follows:

                                           Recycled  Eliminations
                                  Gypsum  Paperboard  and other   Consolidated
                                 -------- ---------- ------------ ------------
2000
Shipment units:
Gypsum wallboard (MSF)..........  725,885       --          --       725,885
Recycled paperboard (tons)......      --    213,033     (19,691)     193,342
Recovered paper fiber (tons)....      --    313,085    (204,230)     108,855
                                 --------  --------   ---------     --------
Gross sales (in thousands)
Gypsum wallboard................ $127,878  $    --    $     --      $127,878
Recycled paperboard.............      --     78,890         --        78,890
Recovered paper fiber...........      --     35,513     (22,883)      12,630
Intrasegment fiber sales........      --    (22,883)     22,883          --
Intersegment paperboard sales...      --      8,431      (8,431)         --
Other...........................      --        --           13           13
                                 --------  --------   ---------     --------
Gross sales.....................  127,878    99,951      (8,418)     219,411
Less freight and discounts......   22,312     6,589         --        28,901
                                 --------  --------   ---------     --------
Net sales....................... $105,566  $ 93,362   $  (8,418)    $190,510
                                 --------  --------   ---------     --------
Operating profit (loss) (1)..... $ 44,738  $(26,380)  $  (8,748)    $  9,610
Total assets....................   78,519   234,203      36,441      349,163
Capital expenditures............   10,962    69,302       1,410       81,674
Depreciation, depletion and
 amortization...................    4,533     8,252       1,666       14,451
1999
Shipment units:
Gypsum wallboard (MSF)..........  589,894       --          --       589,894
Recycled paperboard (tons)......      --    185,793     (27,567)     158,226
Recovered paper fiber (tons)....      --    179,286     (84,125)      95,161
                                 --------  --------   ---------     --------
Gross sales (in thousands)
Gypsum wallboard................ $ 89,678  $    --    $     --      $ 89,678
Recycled paperboard.............      --     62,927         --        62,927
Recovered paper fiber...........      --     11,556      (5,281)       6,275
Intrasegment fiber sales........      --     (5,281)      5,281          --
Intersegment paperboard sales...      --     10,095     (10,095)         --
Other...........................      --        --            6            6
                                 --------  --------   ---------     --------
Gross sales.....................   89,678    79,297     (10,089)     158,886
Less freight and discounts......   16,121     4,823         --        20,944
                                 --------  --------   ---------     --------
Net sales....................... $ 73,557  $ 74,474   $ (10,089)    $137,942
                                 --------  --------   ---------     --------
Operating profit (loss)......... $ 28,478  $  6,530   $  (8,147)    $ 26,861
Total assets....................   70,497   181,258      16,413      268,168
Capital expenditures............   22,732   112,285         454      135,471
Depreciation, depletion and
 amortization...................    2,981     5,239       1,486        9,706

                                           Recycled  Eliminations
                                  Gypsum  Paperboard  and other   Consolidated
                                  ------- ---------- ------------ ------------
1998
Shipment units:
Gypsum wallboard (MSF)........... 566,424      --           --       566,424
Recycled paperboard (tons).......     --   190,614      (27,108)     163,506
Recovered paper fiber (tons).....     --   145,553      (67,112)      78,441
                                  -------  -------     --------     --------
Gross sales (in thousands)
Gypsum wallboard................. $74,755  $   --      $    --      $ 74,755
Recycled paperboard..............     --    67,677          --        67,677
Recovered paper fiber............     --    12,415       (6,227)       6,188
Intrasegment fiber sales.........     --    (6,227)       6,227          --
Intersegment paperboard sales....     --    10,412      (10,412)         --
Other............................     --       --             7            7
                                  -------  -------     --------     --------
Gross sales......................  74,755   84,277      (10,405)     148,627
Less freight and discounts.......  15,293    5,049          --        20,342
                                  -------  -------     --------     --------
Net sales........................ $59,462  $79,228     $(10,405)    $128,285
                                  -------  -------     --------     --------
Operating profit (loss).......... $24,342  $ 9,658     $ (6,995)    $ 27,005
Total assets.....................  43,993   73,212        8,270      125,475
Capital expenditures.............  16,612   13,979          600       31,191
Depreciation, depletion and
 amortization....................   1,641    5,301          796        7,738

--------
(1) Operating loss for the Recycled Paperboard segment includes a $16,724,000 asset impairment write-down for the Company's Halltown mill. See--Notes to Consolidated Financial Statements--Assets Held For Sale.

   Operations within the gypsum industry consist of the manufacture and sale of gypsum wallboard. Operations within the paperboard industry consist of (i) the manufacture and sale of recycled paperboard to the gypsum industry and other paperboard converters which manufacture composite cans, cores, tubes and other packaging products, and (ii) the collection and sale of reclaimed paper fiber. The Company's gypsum wallboard operations are located at Duke, Oklahoma. The Company's primary markets for gypsum wallboard are Texas, Oklahoma, Colorado and Kansas with additional secondary emphasis in the midwestern and southeastern regions of the United States. The Company operates recycled paperboard mills at Hutchinson, Kansas, Commerce City, Colorado, Halltown, West Virginia and Lawton, Oklahoma. The Lawton mill began commercial production in March 2000. The Company's primary markets for recycled paperboard generally lie within a 600 mile radius of each facility. The Company operates reclaimed paper fiber recycling centers at Kansas City, Missouri, Topeka, Kansas, and Denver, Colorado.

   During fiscal 2000, approximately 9% of the recycled paperboard shipped by the mills was consumed by the Company's wallboard operations compared to 15% and 14% respectively in fiscal 1999 and 1998. Another 22% was shipped to other unaffiliated gypsum wallboard manufacturers in fiscal 2000 compared to 23% and 20%, respectively, in fiscal 1999 and 1998. An adverse change in the construction industry could have a material effect on the earnings of the Company. The Company has no customer in either the gypsum segment or the paperboard segment who accounted for more than 10% of consolidated gross sales in fiscal 2000.

   Over 50% of the Company's employees are covered by collective bargaining units with four labor unions. The expirations of current bargaining agreements range from 2002 to 2004. The Company believes its relations with employees are satisfactory.

   Operating profit is net sales less operating expenses. Sales between segments are made at approximately market price. Total assets by industry segment are those used in each segment at year-end. Eliminations and other include general corporate assets, principally cash, securities, property and equipment and expenses.

3. LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

   On July 15, 1998, the Company received proceeds from the sale of $100,000,000 of 9.5% Senior Subordinated Notes (the "Notes") with a maturity date of July 15, 2008. The proceeds from the Notes, along with a credit facility of up to $85,000,000 entered into with a bank syndicate on July 15, 1998, were used primarily to finance the construction of the Lawton mill and for general and corporate purposes. On July 15, 1998, the Company used a portion of the proceeds from the sale of the Notes to repay the outstanding principal balance ($5,950,000) of a then existing revolving credit facility along with accrued interest. Upon repayment, the Company terminated the revolving credit facility. Due to the recently expanded scope of the Company's business and increased working capital requirements, the Company signed amendments to the existing credit facility on March 1, 2000 and June 27, 2000, increasing the amount available to $115,000,000.

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

   The amended $115,000,000 credit facility includes a $60,000,000 term loan effective March 1, 2000 and a $55,000,000 revolving credit facility. The principal of the term loan is being paid quarterly over four years and commenced on June 1, 2000 with payments of $1,500,000; $7,500,000; $13,500,000;
$19,500,000 and $18,000,000 due during fiscal years 2000, 2001, 2002, 2003 and
2004, respectively. As of June 30, 2000, the Company had borrowed $41,500,000 under the revolving credit facility. Borrowings in excess of $40,000,000 are payable on April 2, 2001 and the balance will mature on March 1, 2004. Consequently, the $1,500,000 payable on April 2, 2001 has been reflected as a short-term note payable in the accompanying balance sheet. Availability under the credit facility is not subject to a borrowing base. The borrowings under the credit facility are guaranteed by each of the Company's material subsidiaries and are secured by a mortgage on the Lawton mill, a pledge of stock of the Company's subsidiaries and security interests in substantially all other personal property of the Company and its subsidiaries. During any period that outstanding loans under the credit facility exceed $50,000,000, the lenders may require that other real property and improvements of the Company and its subsidiaries be mortgaged as security for the credit facility. Outstanding principal amounts on the credit facility bear interest at a variable rate equal to, at the election of the Company, (i) LIBOR, plus an agreed margin (ranging from 75 to 225 basis points), which is to be established quarterly based upon the Company's leverage ratio or (ii) the higher of (a) Bank of America corporate prime rate and (b) the sum of 1/2 of 1% plus the federal funds rate, plus, in each case, an agreed margin (ranging from 0 to 100 basis points). Interest payments under the credit facility are payable quarterly. Under the credit facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to excess cash flow, debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, interest coverage ratio, minimum EBITDA, and limitations on capital expenditures and dividends. The credit facility does not restrict the transfer of funds to the parent by the subsidiaries. The Company had borrowings outstanding of $100,000,000 under the credit facility at June 30, 2000 at a weighted-average interest rate of 9.00%.

   Interest expense for the years ending June 30, 2000, 1999 and 1998 was $5,189,000, $4,271,000 and $5,000 respectively. Additionally, the Company capitalized interest of approximately $10,304,000 and $5,904,000 for the years ended June 30, 2000 and 1999, respectively, and none in fiscal year 1998. The components of interest include interest associated with the Notes and credit facility, commitment fees based on the unused portion of the credit facility and amortization of debt issue costs. Debt issue costs are being amortized over the lives of the Notes and the credit facility.

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

   During fiscal years 2000, 1999 and 1998, the Board of Directors of the Company approved contributions of $333,000, $348,000 and $320,000 respectively, and the compensation expense was recognized in the financial statements. The 2000 and 1999 contributions were cash contributions. The contribution for 1998 consisted of common stock issued from treasury shares valued at $320,000.

5. ASSETS HELD FOR SALE

   Due to poor operating results and continued weakness in East Coast paperboard markets, the Company, in the fourth quarter of fiscal 2000, initiated a process to sell its Halltown, West Virginia recycled paperboard mill. Pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recorded a $16.7 million asset write-down to reflect the property and equipment associated with the Halltown mill at its estimated fair value, less selling costs. The carrying amount of such assets was reduced to $7.6 million. During fiscal year 2000, the Halltown paperboard mill experienced an operating loss of $5.7 million, before any related income tax benefit. The Company expects to complete the sale of such assets in fiscal year 2001.

6. PENSION AND OTHER BENEFIT PLANS

   The Company maintains a pension plan (the "Plan") for its hourly employees at its Hutchinson, Kansas paperboard mill. Normal monthly retirement benefits are based on negotiated benefit levels and the employee's years of credited service. Contributions to the Plan, historically, have been based on the maximum tax deductible contribution; however, the Company was not required and elected not to make a contribution for fiscal year 2000. The following tables, in accordance with Financial Accounting Standard ("FAS") 132, present financial statement disclosures associated with the Plan.

                                                    Years Ended June 30
                                                ------------------------------
                                                  2000       1999       1998
                                                ---------  ---------  --------
Components of Net Periodic Cost
  Service cost................................. $  64,000  $  65,000  $ 54,000
  Interest cost................................   134,000    114,000    99,000
  Expected return on assets....................  (156,000)  (104,000)  (87,000)
  Amortization of unrecognized net asset at
   compliance..................................     9,000      9,000     9,000
  Amortization of unrecognized prior service
   cost........................................    35,000     28,000    27,000
  Amortization of net gain.....................    (6,000)       --     (7,000)
                                                ---------  ---------  --------
    Net periodic cost.......................... $  80,000  $ 112,000  $ 95,000
                                                =========  =========  ========

                                                        Years Ended June 30
                                                      ------------------------
                                                         2000         1999
                                                      -----------  -----------
Change in Benefit Obligation
  Benefit obligation at beginning of year............ $ 1,655,000  $ 1,655,000
  Service cost.......................................      64,000       65,000
  Interest cost......................................     134,000      114,000
  Plan amendments....................................     161,000          --
  Actuarial gain.....................................     (10,000)    (126,000)
  Benefits paid......................................     (54,000)     (53,000)
                                                      -----------  -----------
  Benefit obligation at end of year.................. $ 1,950,000  $ 1,655,000
                                                      ===========  ===========
Change in Plan Assets
  Fair value of assets at beginning of year.......... $ 1,972,000  $ 1,762,000
  Actual return on assets............................     288,000      164,000
  Employer contributions.............................         --        99,000
  Benefits paid......................................     (54,000)     (53,000)
                                                      -----------  -----------
  Fair value of assets at end of year................ $ 2,206,000  $ 1,972,000
                                                      ===========  ===========
Funded Status
  Accumulated and projected benefit obligation....... $(1,950,000) $(1,655,000)
  Fair value of assets...............................   2,206,000    1,972,000
  Unrecognized net asset.............................      21,000       29,000
  Unrecognized prior service cost....................     382,000      257,000
  Unrecognized net gain..............................    (435,000)    (299,000)
                                                      -----------  -----------
  Prepaid pension cost............................... $   224,000  $   304,000
                                                      ===========  ===========
Weighted-average assumptions as of June 30
  Discount rate......................................        7.50%        7.50%
  Expected return on plan assets.....................        8.00%        8.00%

   The unrecognized prior service costs and unrecognized net gain are being amortized over approximately 15 years. The assets of the Plan at June 30, 2000 were invested in corporate and government bonds, equities, cash, and cash equivalents.

   Additionally, the Company has a voluntary 401(k) Plan at all Company facilities, excluding the Hutchinson, Kansas paperboard mill. The 401(k) Plan also includes all salaried employees company-wide. Although there is one 401(k) Plan for all Company locations, there are various employee and employer contribution limits, employer matching percentages, and employer vesting schedules for each location. Contributions to the 401(k) Plan were $786,000, $516,000, and $493,000 during 2000, 1999 and 1998, respectively.

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

   The Company also has severance, retention, and key employee continuation plans in which certain amounts are payable to eligible employees in the event of a change in control of the Company.

7. STOCK OPTIONS

   Options have been granted to key employees at prices which represent fair market value at dates of grant, have terms ranging from five to ten years and are exercisable at 20% to 25% per year on a cumulative basis beginning one year from date of grant. In addition, some grants are only exercisable if certain Company performance targets are attained. The Company is authorized to grant 1,265,000 shares of common stock to key employees in the 1989 Plan of which 512,000 common shares were unissued as of June 30, 2000, and is authorized to grant 219,000 shares to directors in the Non-Employee Director Plan of which 57,000 common shares were unissued as of June 30, 2000. A summary of transactions for the years ended June 30, 2000, 1999 and 1998 is set forth in the following table:

                                                            Non-Employee
Shares Rounded to Thousands         1989 Plan              Director Plan
---------------------------  ------------------------ ------------------------
                                         Weighted-                Weighted-
                             Number of    Average     Number of    Average
Options:                      Shares   Exercise Price  Shares   Exercise Price
--------                     --------- -------------- --------- --------------
Outstanding at June 30,
 1997.......................  284,000      $11.07       67,000      $ 9.86
Granted.....................  112,000       19.05       15,000       18.94
Cancelled...................  (52,000)      13.73          --          --
Exercised...................  (46,000)       8.94       (1,000)       4.65
                              -------      ------      -------      ------
Outstanding at June 30,
 1998.......................  298,000      $13.95       81,000      $11.70
                              -------      ------      -------      ------
Granted.....................  204,000       15.79       15,000       14.63
Cancelled...................  (24,000)      16.19       (2,000)      18.94
Exercised...................  (44,000)       9.78      (16,000)      12.84
                              -------      ------      -------      ------
Outstanding at June 30,
 1999.......................  434,000      $15.11       78,000      $11.84
                              -------      ------      -------      ------
Granted.....................  175,000       17.50       15,000       17.25
Cancelled...................  (55,000)      16.76       (4,000)      17.25
Exercised...................  (19,000)       8.69      (11,000)       3.41
                              -------      ------      -------      ------
Outstanding at June 30,
 2000.......................  535,000      $16.00       78,000      $13.86
                              -------      ------      -------      ------
Exercisable options--June
 30, 2000...................  196,000      $14.27       67,000      $13.30
                              =======      ======      =======      ======

   The following tables summarize information about stock options outstanding at June 30, 2000.

                                                        1989 Plan
                         ------------------------------------------------------------------------
                             Options Outstanding                         Options Exercisable
                         ----------------------------                ----------------------------
                         Outstanding
  Range of                  as of    Weighted-Average   Weighted-     Exercisable    Weighted-
  Exercise                June 30,      Remaining        Average         as of        Average
   Prices                   2000     Contractual Life Exercise Price June 30, 2000 Exercise Price
  --------               ----------- ---------------- -------------- ------------- --------------
$ 6.23 - $ 8.31.........    34,000          1.0           $ 8.18         34,000        $ 8.18
 10.38 -  12.46.........    30,000          0.3            10.91         30,000         10.91
 14.53 -  16.61.........   176,000          2.7            15.03         73,000         15.06
 16.61 -  18.69.........   212,000          4.8            17.56         20,000         17.33
 18.69 -  20.76.........    83,000          3.0            19.12         39,000         19.13
                           -------         ----           ------        -------        ------
                           535,000          3.3           $16.00        196,000        $14.27
                           =======         ====           ======        =======        ======

                                                Non-Employee Director Plan
                         ------------------------------------------------------------------------
                             Options Outstanding                         Options Exercisable
                         ----------------------------                ----------------------------
                         Outstanding    Weighted-
  Range of                  as of        Average        Weighted-     Exercisable    Weighted-
  Exercise                June 30,      Remaining        Average         as of        Average
   Prices                    2000    Contractual Life Exercise Price June 30, 2000 Exercise Price
  --------               ----------- ---------------- -------------- ------------- --------------
$ 2.08 - $ 4.15.........    12,000         19.1           $ 3.41         12,000        $ 3.41
 12.46 -  14.53.........    13,000         10.7            12.84         13,000         12.84
 14.53 -  16.61.........    29,000         10.0            14.90         29,000         14.90
 16.61 -  18.69.........    11,000         14.3            17.25            --            --
 18.69 -  20.76.........    13,000         10.8            18.94         13,000         18.94
                           -------         ----           ------        -------        ------
                            78,000         12.2           $13.86         67,000        $13.30
                           =======         ====           ======        =======        ======

   The weighted-average fair value at date of grant for options granted during 2000, 1999 and 1998 was $5.76, $5.21 and $5.97 per option, respectively. The fair value of options at grant date was estimated using the Black-Scholes model with the following weighted-average assumptions:

                                                        Years Ended June 30
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
Risk free interest rate..............................    6.45%    5.75%    5.58%
Expected life........................................ 4 years  4 years  3 years
Expected volatility..................................      45%      45%      43%
Dividend yield.......................................     4.0%     1.9%     1.8%

   The Company has adopted the disclosure only provisions of FAS 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for the stock options granted in years ended June 30, 2000, 1999 and 1998. Had compensation been determined based on fair value at grant date consistent with the provisions of this statement, the Company's pro forma net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                                          Years Ended June 30
                                                         ----------------------
                                                          2000   1999    1998
                                                         ------ ------- -------
Net income:
  As reported........................................... $2,761 $15,232 $17,799
  Pro forma.............................................  2,319  14,885  17,579
Basic earnings per share:
  As reported...........................................   0.23    1.29    1.52
  Pro forma.............................................   0.20    1.26    1.50
Diluted earnings per share:
  As reported...........................................   0.23    1.29    1.51
  Pro forma.............................................   0.20    1.26    1.49

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

8. OTHER COMMITMENTS AND CONTINGENT LIABILITIES

   In connection with the Company's construction of a warehouse addition to its paperboard mill located at Commerce City, Colorado, a suburb of Denver, the Company discovered and has been investigating the presence of subsurface petroleum hydrocarbons. The Company retained an environmental consultant who concluded that fuel oil, jet fuel and gasoline additives had migrated in the subsurface of the Company's property from an adjacent property. The Company has conducted its own investigations and the adjacent property owners have conducted their own investigations. Also, the Company and the adjacent owners have jointly sponsored investigations. As a result of the most recent jointly sponsored investigation, the Company again substantially verified the results obtained in earlier investigations. Additionally, the investigation uncovered newly discovered environmental conditions that appear to stem from historical underground storage tank use on the Company's property. The Company notified the Oil Inspection Section of the Colorado Department of Labor and Employment of the most recent results. The Company and a former owner of the Commerce City paper mill have entered into a participation agreement to respond to those conditions that appear to stem from historical underground storage tank use. Under the participation agreement, Republic and the former owner will share costs associated with the underground storage tank including studies and remediation, if any, 25% and 75%, respectively. At this time, the Company has not ascertained the future liability, if any, of the above matters. Environmental expenditures directly related to these matters were not material during the last three fiscal years.

   With the completion of the Lawton recycled paperboard mill, the Company has a ten year supply agreement with James Hardie Gypsum, Inc. to supply at least 90% of their requirements of gypsum-grade recycled paperboard from the Lawton mill beginning in the period between October 2000 and January 2001. This represents approximately 40% to 50% of the Lawton mill's estimated annual productive capacity of 220,000 tons.

9. INCOME TAXES

   The components of the provision for income taxes are as follows:

                                                    Years Ended June 30
                                             -----------------------------------
                                                2000         1999       1998
                                             -----------  ---------- -----------
Current:
  Federal................................... $(4,656,000) $6,039,000 $ 7,955,000
  State.....................................    (916,000)  1,482,000     812,000
                                             -----------  ---------- -----------
                                              (5,572,000)  7,521,000   8,767,000
                                             -----------  ---------- -----------
Deferred income tax.........................   7,414,000   2,187,000   1,616,000
                                             -----------  ---------- -----------
Total provision............................. $ 1,842,000  $9,708,000 $10,383,000
                                             ===========  ========== ===========

   The differences between income taxes computed using the statutory federal income tax rate and that shown in the Consolidated Statements of Income are summarized as follows:

                                                   Years Ended June 30
                                            ----------------------------------
                                               2000       1999        1998
                                            ---------- ----------  -----------
Computed federal tax at statutory rate..... $1,611,000 $8,729,000  $ 9,864,000
State taxes, net of federal tax benefit....    168,000  1,108,000      815,000
Other......................................     63,000   (129,000)    (296,000)
                                            ---------- ----------  -----------
                                            $1,842,000 $9,708,000  $10,383,000
                                            ========== ==========  ===========

   Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting basis. The Company does not provide for a valuation reserve on deferred tax assets based on the assumption of future taxable income. As of June 30, 2000 and 1999, deferred tax assets (liabilities) as determined under the provisions of FAS 109, were comprised of the following:

                                                      Years Ended June 30
                                                 -------------------------------
                                                     2000          1999
                                                 ------------  ------------
Gross deferred tax liability:
  Depreciation and amortization................. $(21,431,000) $(13,695,000)
Gross deferred tax assets:
  Employee benefit accruals.....................      378,000       301,000
  Accounts receivable reserves..................      161,000       102,000
  Other.........................................      413,000       227,000
                                                 ------------  ------------
    Gross deferred assets.......................      952,000       630,000
                                                 ------------  ------------
Net deferred tax liability...................... $(20,479,000) $(13,065,000)
                                                 ============  ============

10. EARNINGS PER SHARE

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

                                                          Years Ended June 30
                                                        ------------------------
                                                                       Per-Share
                                                        Income  Shares  Amount
                                                        ------- ------ ---------
                                                         (in thousands, except
                                                           per share amounts)
2000
Basic earnings......................................... $ 2,761 11,825   $0.23
Effects of dilutive securities-options.................     --      27     --
                                                        ------- ------   -----
Diluted earnings....................................... $ 2,761 11,852   $0.23
                                                        ------- ------   -----
1999
Basic earnings......................................... $15,232 11,771   $1.29
Effects of dilutive securities-options.................     --      80     --
                                                        ------- ------   -----
Diluted earnings....................................... $15,232 11,851   $1.29
                                                        ------- ------   -----
1998
Basic earnings......................................... $17,799 11,705   $1.52
Effects of dilutive securities-options.................     --      93    (.01)
                                                        ------- ------   -----
Diluted earnings....................................... $17,799 11,798   $1.51
                                                        ------- ------   -----

   Options to purchase 524,705 shares of common stock at prices ranging from $14.63 to $20.76 were outstanding for the year ended June 30, 2000. Options to purchase 152,425 shares of common stock at prices ranging from $17.75 to $20.76 were outstanding for the year ended June 30, 1999. Options to purchase 10,541 shares of common stock at the price of $20.76 were outstanding for the year ended June 30, 1998. These shares were not included in the calculation of diluted earnings per share due to the options exercise price being greater than the average market price of the common shares for the above periods.

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following tabulation presents selected results of operations for the years ended June 30, 2000 and 1999 (in thousands, except per share amounts):

                                                       Quarters Ended
                                              --------------------------------
                                               Sept.
                                                30    Dec. 31 Mar. 31 June 30
                                              ------- ------- ------- --------
2000
Gross sales.................................. $53,232 $53,042 $53,911 $ 59,226
Less freight and discounts...................   6,744   6,563   7,103    8,491
                                              ------- ------- ------- --------
Net sales.................................... $46,488 $46,479 $46,808 $ 50,735
                                              ======= ======= ======= ========
Operating profit............................. $10,612 $ 9,938 $ 5,396 $(16,336)
Net income...................................   6,341   6,034   2,818  (12,432)
Basic earnings per share.....................    0.54    0.51    0.24    (1.05)
Diluted earnings per share...................    0.53    0.51    0.24    (1.05)
1999
Gross sales.................................. $38,196 $36,722 $35,576 $ 48,392
Less freight and discounts...................   5,011   4,477   4,686    6,770
                                              ------- ------- ------- --------
Net sales.................................... $33,185 $32,245 $30,890 $ 41,622
                                              ======= ======= ======= ========
Operating profit............................. $ 6,076 $ 6,633 $ 4,234 $  9,918
Net income...................................   3,285   3,778   2,394    5,775
Basic earnings per share.....................    0.28    0.32    0.20     0.49
Diluted earnings per share...................    0.28    0.32    0.20     0.49

12. SUBSEQUENT EVENT (UNAUDITED)

   On August 11, 2000, the Company entered into a definitive merger agreement to be acquired by Premier Construction Products Statutory Trust, an affiliate of Integrated Capital Associates, Inc. Under terms of the merger agreement, Stockholders of the Company will receive cash in the amount of $19.00 per share for all outstanding shares at closing, which is expected to occur prior to December 31, 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Republic Group Incorporated:

   We have audited the accompanying consolidated balance sheets of Republic Group Incorporated (a Delaware corporation) and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Republic Group Incorporated and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Dallas, Texas
July 28, 2000

                              REPORT OF MANAGEMENT

   The Management of Republic Group Incorporated is responsible for preparing the consolidated financial statements and other information contained in this annual report. Management believes that the consolidated financial statements fairly reflect, in all material respects, the form and substance of events and transactions and that the consolidated financial statements present the Company's financial position and results of operations in conformity with accounting principles generally accepted in the United States. Management has included in the Company's consolidated financial statements amounts that are based on informed judgments and estimates which it believes are reasonable under the circumstances.

   Republic Group Incorporated maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at appropriate cost, that transactions are processed in accordance with Company authorization and are properly recorded and reported in the consolidated financial statements, and that assets are adequately safeguarded.

   Arthur Andersen LLP, the Company's independent public accountants, audits the Company's consolidated financial statements in accordance with auditing standards generally accepted in the United States, which provides the basis of its report on the consolidated financial statements.

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

Phil Simpson                              Doyle R. Ramsey
Chairman of the Board                     Executive Vice President
and President                             and Chief Financial Officer
July 28, 2000                             July 28, 2000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

   The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Registrant's 2000 Proxy Statement for the 2000 annual meeting of the stockholders set forth certain information with respect to the directors of the Registrant and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Item 4A of Part I of this report and is incorporated herein by reference.

Item 11. Executive Compensation.

   The sections entitled "Executive Compensation" and "Compensation of Directors" appearing in the Registrant's 2000 Proxy Statement for the 2000 annual meeting of stockholders set forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   There is incorporated herein by reference the information in the Company's 2000 Proxy Statement for the 2000 annual meeting of stockholders regarding beneficial ownership of shares of the Company's Common Stock by each person known by the Company to own beneficially more than 5% of the outstanding shares of such Common Stock, by each director of the Company, and by certain executive officers of the Company and by all directors and executive officers as a group under the caption "Security Ownership".

Item 13. Certain Relationships and Related Transactions.

   The information under the caption "Election of Directors" in the Company's 2000 Proxy Statement for the 2000 annual meeting of stockholders is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a) 1. Financial Statements
           See--Item 8--Index to Financial Statements and Schedules of
           Registrant.

        2. Financial Statement Schedules
           See--Item 8--Index to Financial Statements and Schedules of
           Registrant.

    3. The following documents are filed or incorporated by reference as exhibits to this Report as required by Item 601 of Regulation S-K:

      2(a) Agreement and Plan of Merger dated August 11, 2000 among the Company, Premier Construction Products Statutory Trust and Premier Construction Products Acquisition Corp., including a list identifying the contents of omitted schedules (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K/A, dated September 12, 2000, SEC File Number 1-7210).

      2(b) Agreement dated August 11, 2000 between the Company and Centex Construction Products, Inc.

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

      4(a) Credit Agreement (with related forms of Note, Pledge Agreement, Security Agreement, Mortgage, and Subsidiary Guarantee attached as Exhibits thereto) dated as of July 15, 1998, among the Company, Morgan Guaranty Trust Company of New York, as Syndication Agent and NationsBank, N.A., as Administrative Agent, and the Banks and LC Issuing Banks, as defined therein, (incorporated by reference to Exhibit 99(a) to the Company's Current Report on Form 8-K filed September 11, 1998, SEC File Number 1-7210).

      4(b) First Amendment and Restatement dated March 1, 2000 of Credit Agreement dated July 15, 1998 among the Company, the Banks Party thereto, the LC Issuing Banks referred to therein, Morgan Guaranty Trust Company of New York, as syndication Agent and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated August 21, 2000, SEC File Number 1-7210).

      4(c) Second Amendment and Restatement dated June 27, 2000 of Credit Agreement dated July 15, 1998 among the Company, the Banks Party thereto, the LC Issuing Banks referred to therein, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, dated August 21, 2000, SEC File Number 1-7210).

      4(d) Amendment No. 1 to Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement dated March 1, 2000 between Republic Paperboard Company and Bank of America, N.A. (successor to NationsBank, N.A.), as Administrative Agent (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated August 21, 2000, SEC File Number 1-7210).

      4(e) Amendment No. 2 to Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement dated June 27, 2000 between Republic Paperboard Company and Bank of America, N.A. (successor to NationsBank, N.A.), as Administrative Agent (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated August 21, 2000, SEC File Number 1-7210).

      4(f) Indenture dated as of July 15, 1998 between the Company and UMB Bank, N.A., as Trustee, relating to the Company's 9 1/2% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 99(b) to the Company's Current Report on Form 8-K dated September 11, 1998, SEC File Number 1-7210).

      4(g) Registration Rights Agreement dated July 15, 1998, among the Company, J.P. Morgan Securities, Inc., Dain Rauscher Wessels, a division of Dain Rauscher Incorporated, and A.G. Edwards & Sons, Inc., (incorporated by reference to Exhibit 4(f) to the Company's Registration Statement on Form S-4 filed September 11, 1998, SEC File Number 1-7210).

     10(a) The 1989 Long-Term Incentive Plan (As Restated and Amended Effective August 16, 1996) (incorporated by reference to
            Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, SEC File Number 1-
            7210).

     10(b) Second Amendment to the Company's 1989 Long-Term Incentive Plan, effective June 15, 2000.

     10(c) Non-Employee Director Stock Option Plan (As Amended Effective August 16, 1996) (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, SEC File Number 1-7210).

     10(d) First Amendment to the Company's Non-Employee Director Stock Option Plan, effective June 15, 2000.

     10(e) Form of Non-Employee Directors' Retirement Compensation Agreement as amended and restated effective July 14, 1994.

     10(f) Tenancy in Common Agreement dated December 29, 1983, between Packaging Corporation of America and Republic Paperboard Company (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended June 30, 1994, SEC File Number 1-7210).

     10(g) Shared Facilities and Shared Service Agreement dated December 28, 1983, between Packaging Corporation of America and Republic Paperboard Company (incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended June 30, 1994, SEC File Number 1-7210).

     10(h)  Key Employee Continuation Plan (incorporated by reference to
            Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, SEC File Number 1-7210).

     10(i) Amendment No. 1 to the Company's Key Employee Continuation Plan adopted October 22, 1998 and effective October 1, 1998.

     10(j) Second Amendment to the Company's Key Employee Continuation Plan adopted June 15, 2000.

     10(k)  The Company's Salaried Employee Severance Plan effective June
            16, 2000.

     10(l)  The Company's Retention Bonus Plan effective June 6, 2000.

     10(m) Paperboard Supply Agreement, dated May 14, 1998, between the Company, Republic Paperboard Company and James Hardie Gypsum, Inc. (incorporated by reference to Exhibit 99(c) to the Company's Current Report on Form 8-K, dated September 11, 1998, SEC File Number 1-7210). Portions of this Exhibit were omitted pursuant to a request for confidential treatment filed with the Office of the Secretary of the Commission.

     10(n) Amended and Restated Agreement for Engineering, Procurement and Construction dated as of June 26, 1998 between Republic Paperboard Company and Fluor Daniel, Inc. relating to the Lawton mill (incorporated by reference to Exhibit 99(d) to the Company's Current Report on Form 8-K, dated September 11, 1998, SEC File Number 1-7210). Portions of this Exhibit were omitted pursuant to a request for confidential treatment filed with the Office of the Secretary of the Commission.

     10(o) Amended and Restated Parent Company Guarantee effective as of June 26, 1998 from the Company to Fluor Daniel, Inc. relating to the Lawton mill (incorporated by reference to Exhibit 99(e) to the Company's Current Report on Form 8-K, dated September 11, 1998, SEC File Number 1-7210).


     21  Significant Subsidiaries of the Registrant.

     23  Consent of Independent Public Accountants.

     24  Power of Attorney (on the signature page of this Report).

     27  Financial Data Schedule (for SEC use only).

     99(a) Press Release dated August 14, 2000 (incorporated by reference to Schedule 14A of the Company filed August 14, 2000).

     99(b) Form of Stockholder Agreement executed on August 11, 2000 by the Directors and Executive Officers of the Company and certain members of the family of Phil Simpson in favor of Premier Construction Products Statutory Trust and Premier Construction Products Acquisition Corp. (incorporated by reference to
            Exhibit 99.3 to the Company's Current Report on Form 8-K dated August 21, 2000, SEC File Number 1-7210).

    (b) Reports on Form 8-K.

    None filed during the period covered by this report.

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

                                          Republic Group Incorporated

                                                     /s/ Phil Simpson
                                          By: _________________________________
                                               Phil Simpson, Chairman of the
                                                    Board and President

Dated: September 12, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----

           /s/ Phil Simpson            Chairman of the Board,     September 12, 2000
______________________________________  President and Director
             Phil Simpson               (principal executive
                                        officer)

         /s/ Doyle R. Ramsey           Executive Vice President   September 12, 2000
______________________________________  and Chief Financial
           Doyle R. Ramsey              Officer (principal
                                        financial officer)

         /s/ David P. Simpson          Executive Vice President-  September 12, 2000
______________________________________  Paperboard Director
           David P. Simpson

         /s/ Michael W. Dirks          Vice President-Finance     September 12, 2000
______________________________________  (principal accounting
           Michael W. Dirks             officer)

          /s/ Bert A. Nelson           Director                   September 12, 2000
______________________________________
            Bert A. Nelson

          /s/ Gerald L. Ray            Director                   September 12, 2000
______________________________________
            Gerald L. Ray

         /s/ Robert F. Sexton          Director                   September 12, 2000
______________________________________
           Robert F. Sexton

          /s/ L. L. Wallace            Director                   September 12, 2000
______________________________________
            L. L. Wallace

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To: The Stockholders and Board of Directors of
     Republic Group Incorporated

   We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements of Republic Group Incorporated and subsidiaries included in this Form 10-K and have issued our report thereon dated July 28, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts and Reserves, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          Arthur Andersen LLP

Dallas, Texas
July 28, 2000

                          REPUBLIC GROUP INCORPORATED

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES Years ended June 30, 1998, 1999, and 2000

                          Balance  Additions Charged to
                            at     --------------------                 Balance
                         beginning    Cost and Other                     at end
                          of year   expenses accounts    Deductions (A) of year
                         --------- --------------------  -------------- --------
1998:
  Allowance for doubtful
   accounts............. $748,000  $     --  $      --      $(67,000)   $681,000
                         ========  ========= ==========     ========    ========
1999:
  Allowance for doubtful
   accounts............. $681,000  $     --  $ (155,000)    $ (6,000)   $520,000
                         ========  ========= ==========     ========    ========
2000:
  Allowance for doubtful
   accounts............. $520,000  $ 185,000 $ (130,000)    $ (1,000)   $574,000
                         ========  ========= ==========     ========    ========

--------
(A) Uncollectible accounts charged off, net of recoveries.

                               INDEX TO EXHIBITS

 Exhibit
 Number  Description
 ------- -----------
  2(a)   Agreement and Plan of Merger dated August 11, 2000 among the Company,
         Premier Construction Products Statutory Trust and Premier Construction
         Products Acquisition Corp., including a list identifying the contents of omitted schedules (incorporated by reference to Exhibit 2.1 to the
         Company's Current Report on Form 8-K/A, dated September 12, 2000, SEC
         File Number 1-7210).
  2(b)   Agreement dated August 11, 2000 between the Company and Centex
         Construction Products, Inc.
  3(a)   Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the Company's Quarterly Report on Form
         10-Q for the period ended September 30, 1996, SEC File Number 1-7210).
  3(b)   Bylaws of the Company, as amended (incorporated by reference to
         Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the
         period ended September 30, 1996, SEC File Number 1-7210).
  4(a)   Credit Agreement (with related forms of Note, Pledge Agreement,
         Security Agreement, Mortgage, and Subsidiary Guarantee attached as
         Exhibits thereto) dated as of July 15, 1998, among the Company, Morgan
         Guaranty Trust Company of New York, as Syndication Agent and
         NationsBank, N.A., as Administrative Agent, and the Banks and LC
         Issuing Banks, as defined therein, (incorporated by reference to
         Exhibit 99(a) to the Company's Current Report on Form 8-K filed
         September 11, 1998, SEC File Number 1-7210).
  4(b)   First Amendment and Restatement dated March 1, 2000 of Credit
         Agreement dated July 15, 1998 among the Company, the Banks Party thereto, the LC Issuing Banks referred to therein, Morgan Guaranty
         Trust Company of New York, as syndication Agent and Bank of America,
         N.A., as Administrative Agent (incorporated by reference to Exhibit
         4.1 to the Company's Current Report on Form 8-K, dated August 21,
         2000, SEC File Number 1-7210).
  4(c)   Second Amendment and Restatement dated June 27, 2000 of Credit
         Agreement dated July 15, 1998 among the Company, the Banks Party thereto, the LC Issuing Banks referred to therein, and Bank of
         America, N.A., as Administrative Agent (incorporated by reference to
         Exhibit 4.2 to the Company's Current Report on Form 8-K, dated August
         21, 2000, SEC File Number 1-7210).
  4(d)   Amendment No. 1 to Mortgage, Assignment of Leases and Rents, Security
         Agreement and Financing Statement dated March 1, 2000 between Republic
         Paperboard Company and Bank of America, N.A. (successor to
         NationsBank, N.A.), as Administrative Agent (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated
         August 21, 2000, SEC File Number 1-7210).
  4(e)   Amendment No. 2 to Mortgage, Assignment of Leases and Rents, Security
         Agreement and Financing Statement dated June 27, 2000 between Republic
         Paperboard Company and Bank of America, N.A. (successor to
         NationsBank, N.A.), as Administrative Agent (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated
         August 21, 2000, SEC File Number 1-7210).
  4(f)   Indenture dated as of July 15, 1998 between the Company and UMB Bank,
         N.A., as Trustee, relating to the Company's 9 1/2% Senior Subordinated
         Notes due 2008 (incorporated by reference to Exhibit 99(b) to the
         Company's Current Report on Form 8-K dated September 11, 1998, SEC
         File Number 1-7210).
  4(g)   Registration Rights Agreement dated July 15, 1998, among the Company,
         J.P. Morgan Securities, Inc., Dain Rauscher Wessels, a division of
         Dain Rauscher Incorporated, and A.G. Edwards & Sons, Inc.,
         (incorporated by reference to Exhibit 4(f) to the Company's
         Registration Statement on Form S-4 filed September 11, 1998, SEC File
         Number 1-7210).

 Exhibit
 Number  Description
 ------- -----------
 10(a)   The 1989 Long-Term Incentive Plan (As Restated and Amended Effective
         August 16, 1996) (incorporated by reference to Exhibit 10(a) to the
         Company's Quarterly Report on Form 10-Q for the period ended September
         30, 1996, SEC File Number 1-7210).
 10(b)   Second Amendment to the Company's 1989 Long-Term Incentive Plan,
         effective June 15, 2000.
 10(c)   Non-Employee Director Stock Option Plan (As Amended Effective August
         16, 1996) (incorporated by reference to Exhibit 10(b) to the Company's
         Quarterly Report on Form 10-Q for the period ended September 30, 1996,
         SEC File Number 1-7210).
 10(d)   First Amendment to the Company's Non-Employee Director Stock Option
         Plan, effective June 15, 2000.
 10(e)   Form of Non-Employee Directors' Retirement Compensation Agreement as
         amended and restated effective July 14, 1994.
 10(f)   Tenancy in Common Agreement dated December 29, 1983, between Packaging
         Corporation of America and Republic Paperboard Company (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form
         10-K for the year ended June 30, 1994, SEC File Number 1-7210).
 10(g)   Shared Facilities and Shared Service Agreement dated December 28,
         1983, between Packaging Corporation of America and Republic Paperboard
         Company (incorporated by reference to Exhibit 10(e) to the Company's
         Annual Report on Form 10-K for the year ended June 30, 1994, SEC File
         Number 1-7210).
 10(h)   Key Employee Continuation Plan (incorporated by reference to Exhibit
         10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, SEC File Number 1-7210).
 10(i)   Amendment No. 1 to the Company's Key Employee Continuation Plan
         adopted October 22, 1998 and effective October 1, 1998.
 10(j)   Second Amendment to the Company's Key Employee Continuation Plan
         adopted June 15, 2000.
 10(k)   The Company's Salaried Employee Severance Plan effective June 16,
         2000.
 10(l)   The Company's Retention Bonus Plan effective June 6, 2000.
 10(m)   Paperboard Supply Agreement, dated May 14, 1998, between the Company,
         Republic Paperboard Company and James Hardie Gypsum, Inc.
         (incorporated by reference to Exhibit 99(c) to the Company's Current
         Report on Form 8-K, dated September 11, 1998, SEC File Number 1-7210).
         Portions of this Exhibit were omitted pursuant to a request for confidential treatment filed with the Office of the Secretary of the
         Commission.
 10(n)   Amended and Restated Agreement for Engineering, Procurement and
         Construction dated as of June 26, 1998 between Republic Paperboard
         Company and Fluor Daniel, Inc. relating to the Lawton mill
         (incorporated by reference to Exhibit 99(d) to the Company's Current
         Report on Form 8-K, dated September 11, 1998, SEC File Number 1-7210).
         Portions of this Exhibit were omitted pursuant to a request for confidential treatment filed with the Office of the Secretary of the
         Commission.
 10(o)   Amended and Restated Parent Company Guarantee effective as of June 26,
         1998 from the Company to Fluor Daniel, Inc. relating to the Lawton mill (incorporated by reference to Exhibit 99(e) to the Company's
         Current Report on Form 8-K, dated September 11, 1998, SEC File Number
         1-7210).

 Exhibit
 Number  Description
 ------- -----------
 21      Significant Subsidiaries of the Registrant.
 23      Consent of Independent Public Accountants.
 24      Power of Attorney (on the signature page of this Report).
 27      Financial Data Schedule (for SEC use only).
 99(a)   Press Release dated August 14, 2000 (incorporated by reference to
         Schedule 14A of the Company filed August 14, 2000).
 99(b)   Form of Stockholder Agreement executed on August 11, 2000 by the
         Directors and Executive Officers of the Company and certain members of the family of Phil Simpson in favor of Premier Construction Products
         Statutory Trust and Premier Construction Products Acquisition Corp.
         (incorporated by reference to Exhibit 99.3 to the Company's Current
         Report on Form 8-K dated August 21, 2000, SEC File Number 1-7210).