Form 10-K/A
period 2000-06-30
REPUBLIC GROUP INC
filed 2000-09-25
CIK 83226

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  Form 10-K/A
                               (Amendment No. 1)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [_]

   On September 21, 2000, there were 11,849,037 shares of the registrant's Common Stock and Common Stock Share Purchase Rights outstanding. The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant (based upon the closing price) on September 21, 2000, was approximately $161,700,648.

                      Documents Incorporated by Reference:

   None.

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

   Janey L. Rife was elected Vice President in August 1998. She has served as Treasurer and Secretary since May 1993.

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
                                                 =====                   =====

   Republic Group Incorporated common stock is traded on the New York Stock Exchange under the symbol "RGC". At September 21, 2000, the number of stockholders of record was approximately 880.

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

                                                      2000     1999     1998
                                                    -------- -------- --------
                                                          (in thousands)
                                                          --------------
Working capital.................................... $ 34,738 $ 13,126 $ 11,024
Current ratio......................................    2.0:1    1.5:1    1.7:1
Cash and cash equivalents plus investments and
 marketable securities............................. $  7,414 $  6,192 $  1,124
Net cash provided by operating activities.......... $ 12,094 $ 29,031 $ 28,299
Additions to property, plant and equipment......... $ 81,674 $135,471 $ 31,191
Dividends paid..................................... $  4,257 $  4,238 $  4,215
Long-term debt..................................... $200,000 $125,000 $  5,950
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

12. Although the Company gave Hardie notice on September 15, 2000 that the Lawton mill had achieved commercial production, as defined in the Hardie Agreement, there is no assurance that Hardie will not dispute that commercial production has been attained. If the Company has not achieved commercial production under the Hardie Agreement by October 1, 2000, it may be required to supply Hardie with paper meeting the contract specifications from sources other than the Lawton mill, including from third party producers. The Hardie Agreement provides that if the Company is unable to give notice to Hardie that commercial production has been achieved at the Lawton mill by July 1, 2001, then Hardie may terminate that agreement. In addition, the Premier Merger Agreement includes provisions that if the Company has not delivered the notice of commercial production to Hardie by October 1, 2000, Premier may elect not to close the Premier Merger and, in addition, may terminate the Premier Merger Agreement.

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

                                                      Years Ended June 30
                                                 --------------------------
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

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following tabulation presents selected results of operations for the years ended June 30, 2000 and 1999 (in thousands, except per share amounts):

                                                       Quarters Ended
                                             --------------------------------
                                             Sept. 30 Dec. 31 Mar. 31 June 30
                                             -------- ------- ------- -------
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

   Certain information with respect to the beneficial ownership of shares of the Company's Common Stock by executive officers and directors of the Company is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in Item 12 of Part III of this report and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Item 4A of Part I of this report and is incorporated herein by reference.

   The six persons named below are the directors of the Company and shall serve in such capacity until the next Annual Meeting of Stockholders and until their respective successors are elected and qualified. With the exception of David Simpson, each of the individuals listed below has served as a director of the Company since the date of his first election or appointment to the Board of Directors of the Company. Phil Simpson and David Simpson are father and son, respectively.

                                                                        First
                                                                        Became
                            Principal Occupation During Last 5 years      A
         Name          Age   and Directorships of Public Companies     Director
         ----          --- -----------------------------------------   --------
 Bert A. Nelson(a)....  68 Personal Investments                          1990

 Gerald L. Ray(a).....  67 President, Gerald L. Ray & Associates,        1969
                           Inc. (investment advisor)

 Robert F. Sexton(b)..  66 President of Bakery Associates, Inc.          1990
                           (food industry supplier); Director of
                           Ultrak, Inc.

 Phil Simpson.........  65 Chairman of the Board, President and          1961
                           Chief Executive Officer of the Company

 David P. Simpson.....  39 General Partner, Avinger Timber Company       1994
                           (timberland and related investments in
                           East Texas) until 1998. Mayor of the City
                           of Avinger, Texas from September 1993
                           until August 1998. Director of the
                           Company from 1994 until 1998; Manager of
                           Mill Operations of the Company from
                           August 1998 to April 2000; Director and
                           Executive Vice President--Paperboard of
                           the Company since April 2000.

 L. L. Wallace(b).....  85 Retired since January 1980 and prior          1980
                           thereto Vice President of Packaging
                           Corporation of America (paper product
                           manufacturer)

--------
(a) Messrs. Ray (committee chairman) and Nelson are members of the Audit Committee, which held two meetings during the last fiscal year. The Audit Committee meets with the independent accounting firm serving as auditors of the Company to review financial reports, to discuss that firm's procedures and findings and to hear its recommendations with respect to financial accounting matters.

(b) Messrs. Sexton (committee chairman) and Wallace are members of the Compensation Committee, which held five meetings during the last fiscal year. The Compensation Committee reviews the performance of officers and employees and makes recommendations to the Board of Directors concerning officers' salaries, bonuses for officers and employees, the Company's Employee Stock Ownership Plan, the 401(k) Plan, stock options, stock appreciation rights, restricted stock, performance unit awards, proposed benefit plans and other compensation related matters.

   The Board of Directors held 9 meetings during the last fiscal year. Each director attended at least 75% of the aggregate of (i) the total number of meetings held by the Board and (ii) the total number of meetings held by each committee of the Board on which he served, during the period that he served.

   The Board of Directors does not have a standing nominating committee or any standing committee performing similar functions.

   Phil Simpson, an executive officer and director of the company, failed to report, pursuant to Section 16(a) of the Securities Exchange Act of 1934, a change from direct to indirect ownership with respect to 66,990 shares of Company Common Stock transferred to his spouse, Lorraine Simpson, following the dissolution of a limited partnership to which his spouse had transferred such shares. Upon such dissolution, the subject shares were transferred to Ms. Simpson.

Item 11. Executive Compensation

Summary Compensation Table

   The following table provides a summary of the compensation provided to the Chief Executive Officer and each of the four most highly paid executive officers of the Company (collectively, the "Named Executive Officers") for the three fiscal years ended June 30, 2000.

                                                              Long Term
                                 Annual Compensation         Compensation
                         ----------------------------------- ------------
                                                                Awards
                                                             ------------
                                                Other Annual  Securities   All Other
        Name and                        Bonus   Compensation  Underlying  Compensation
   Principal Position    Year  Salary    (1)        (2)      Options (3)      (4)
   ------------------    ---- -------- -------- ------------ ------------ ------------
Phil Simpson............ 2000 $367,308 $ --         $ --        30,000      $15,591
 Chairman, President and 1999 $351,346 $ 50,000     $ --        15,000      $10,753
 Chief Executive Officer 1998 $308,077 $146,475     $ --        11,000      $17,410

Doyle R. Ramsey......... 2000 $180,192 $ 50,000     $ --        15,000      $16,168
 Executive Vice
  President              1999 $154,692 $ 50,000     $ --        61,000      $17,416
 and Chief Financial
  Officer                1998 $113,308 $ 45,281     $ --         6,000      $14,803

Todd T. Brown........... 2000 $154,846 $ 25,000     $ --         6,000      $15,198
 Vice President          1999 $146,154 $ 37,523     $ --         6,000      $16,263
                         1998 $128,269 $ 20,000     $ --         6,000      $16,369

Lon D. Lewis............ 2000 $154,846 $ 30,000     $ --         6,000      $15,198
 Vice President          1999 $145,769 $ 34,553     $ --         6,000      $16,260
                         1998 $126,269 $ 20,000     $ --         6,000      $15,920

Geary D. Cribbs......... 2000 $158,462 $ 25,000     $ --        11,000      $15,658
 Senior Vice President   1999 $150,654 $ 25,000     $ --        11,000      $16,415
                         1998 $133,173 $ 76,850     $ --         6,000      $16,199

--------
(1) Bonuses earned with respect to a fiscal year are shown for that year, even if they were not paid until after the end of the fiscal year.

(2) In each case, perquisites and other personal benefits were less than 10% of the total of annual salary and bonus reported.

(3) Represents stock covered by stock options granted to the named persons pursuant to the Company's 1989 Long-Term Incentive Plan. No tandem or freestanding stock appreciation rights were granted. Upon the effectiveness of the Premier Merger, each such option will be converted into the right to receive cash in an amount equal to $19.00 less the exercise price of the option and any applicable withholding tax.

(4)  During 2000, the components of "All Other Compensation" were as follows:
     (a) employer contributions to the Company's Employee Stock Ownership Plan, Mr. Simpson--$5,418, Mr. Ramsey--$5,418, Mr. Brown--$5,418, Mr. Lewis--
     $5,418 and Mr. Cribbs--$5,418, and (b) employer contributions to the Company's 401(k) Plan, Mr. Simpson--$10,173, Mr. Ramsey--$10,750, Mr. Brown--$9,780, Mr. Lewis--$9,780 and Mr. Cribbs--$10,240.

Option Grants in Last Fiscal Year

   The following table provides a summary of individual grants of stock options under the Company's 1989 Long-Term Incentive Plan made during the year ended June 30, 2000 to each of the Named Executive Officers.

                                                                           Potential
                                                                       Realizable Value
                                                                       at Assumed Annual
                                                                        Rates of Stock
                                                                             Price
                                                                         Appreciation
                                      Individual Grants                 for Option Term
                         --------------------------------------------- -----------------
                                     % of Total
                         Number of    Options
                         Securities  Granted to
                         Underlying  Employees  Exercise or
                          Options    in Fiscal  Base Price  Expiration    5%      10%
          Name           Granted (1)    Year    (Per Share)    Date     (3)(4)   (4)(5)
          ----           ----------  ---------- ----------- ---------- -------- --------
Phil Simpson............ 30,000(2)     15.76%     $17.50     11-9-04   $145,048 $320,518
Doyle R. Ramsey......... 15,000(2)      7.88%     $17.50     11-9-04   $ 72,524 $160,259
Todd T. Brown...........  6,000(2)      3.15%     $17.50     11-9-04   $ 29,010 $ 64,104
Lon D. Lewis............  6,000(2)      3.15%     $17.50     11-9-04   $ 29,010 $ 64,104
Geary D. Cribbs......... 11,000(2)      5.78%     $17.50     11-9-04   $ 53,184 $117,523

--------
(1)  No tandem or freestanding stock appreciation rights were granted.
(2) All such options are incentive stock options, which become cumulatively exercisable in equal annual installments of 25% on the first, second, third and fourth anniversaries of the grant date.
(3) Based on an assumed stock price of $22.335 per share on November 9, 2004, the expiration date of the options granted November 9, 1999.
(4) Upon the effectiveness of the Premier Merger, each such option will be converted into the right to receive cash in an amount equal to $19.00 less the $17.50 exercise price and any applicable withholding tax.
(5) Based on an assumed stock price of $28.184 per share on November 9, 2004, the expiration date of the options granted November 9, 1999.

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

   The following table provides a summary of exercises by each of the Named Executive Officers of stock options during the fiscal year ended June 30, 2000 and the fiscal year-end value of unexercised stock options held by such persons.

                                             Number of Securities
                                            Underlying Unexercised     Value of Unexercised
                          Shares                  Options at          In-the-Money Options at
                         Acquired             June 30, 2000(1)(2)          June 30, 2000(2)
                            on     Value   ------------------------- -------------------------
          Name           Exercise Realized             Unexercisable Exercisable Unexercisable
          ----           -------- -------- Exercisable ------------- ----------- -------------
Phil Simpson............  2,750   $16,826    23,000       49,500         $ 0          $ 0
Doyle R. Ramsey.........      0   $     0    10,725       75,125         $ 0          $ 0
Todd T. Brown...........  2,200   $13,873    11,925       14,875         $ 0          $ 0
Lon D. Lewis............      0   $     0     8,525       14,875         $ 0          $ 0
Geary D. Cribbs.........  1,100   $ 9,755    13,175       23,625         $ 0          $ 0

--------
(1) No tandem or freestanding stock appreciation rights were outstanding at June 30, 2000.
(2) The Premier Merger will result in the acceleration of the exercisability of all outstanding options. Those options with an exercise price less than $19.00 will be converted into the right to receive cash in an amount equal to $19.00 less the exercise price. Those options with an exercise price equal to or in excess of $19.00 will be cancelled. With respect to each of the Named Executive Officers, the number of shares covered by options with a per share exercise price below $19.00 and the amount such Named Executive Officer will receive as a result of the Premier Merger with respect to such options are as follows: Mr. Simpson--61,959 shares/$165,940; Mr. Ramsey--85,850 shares/$129,151; Mr. Cribbs--36,800 shares/$110,077; Mr. Brown--26,800 shares/$81,952; and Mr. Lewis--23,400 shares/$54,874. Of the shares listed above, the number of option shares the exercisability of which will be accelerated as a result of the Premier Merger and the amounts payable to each Named Executive Officer in respect of such accelerated options as a result of the Premier Merger are as follows: Mr. Simpson--30,000 shares/$55,209; Mr. Ramsey--53,250 shares/$70,375; Mr. Cribbs--15,250 shares/$35,250; Mr. Brown--9,000 shares/$19,313; and Mr. Lewis--9,000 shares/$19,313.

Other Executive Compensation Matters

   During the year ended June 30, 2000, the Company made no performance unit or other performance-based awards to the Named Executive Officers under any long-term incentive plan or arrangement providing for compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, except the grants of stock options described in the Summary Compensation Table. No such other awards were outstanding as of June 30, 2000.

   The Company does not maintain a defined benefit or actuarial plan in which the Named Executive Officers participate.

   During the year ended June 30, 2000 the Company did not adjust or amend the exercise price of stock options or stock appreciation rights previously awarded to any of the Named Executive Officers.

Compensation of Directors

   Directors' Fees. The Company currently has a policy of paying directors who are not employees of the Company on the following basis: $20,000 per year for service on the Board of Directors and $5,000 per year for service on each committee of the Board of Directors on which such person serves, plus reimbursement of expenses.

   Director Stock Option Plan. The Republic Group Incorporated Non-Employee Director Stock Option Plan was adopted in 1989 and amended and restated in 1996 (the "Director Plan"). Upon adoption of the Director Plan, Messrs. Ray and Wallace were each granted an option to purchase 11,550 shares of the Company's Common Stock at an exercise price of $4.65 share, the fair market value of the Company's Common Stock on the date the Director Plan was adopted. On the date of their appointment to the Board of Directors, Messrs. Nelson and Sexton were each granted options to purchase 11,550 shares of the Common Stock at an option exercise price of $3.41 per share, the fair market value of the Company's Common Stock on such date.

   These one-time option grants to new non-employee directors under the Director Plan do not have a fixed term and are fully exercisable after the director has completed three calendar years of service on the Board of Directors, including service prior to adoption of the Director Plan. Each option will automatically terminate 12 months after the director ceases to be a director by reason of his death or permanent disability or six months after he ceases to be a director for any other reason. The exercise price will be paid to the Company in full at the time of exercise in cash or, in whole or in combination with cash, in shares of Company Common Stock previously issued to the optionee.

   The Director Plan, as amended in 1996, replaced the one-time grant provision in the plan with an annual grant of options to purchase 2,200 shares of Common Stock to each non-employee member of the Board of Directors at an option exercise price equal to the fair market value of the Common Stock on the date of such grant. The Director Plan provided for an initial grant of options to purchase 2,200 shares of Common Stock on August 16, 1996, the effective date of the amendment, which covered service during the year ending with the 1996 annual meeting, and an additional grant on October 24, 1996 following the Annual Meeting of Stockholders, which covered the 1997 fiscal year. Thereafter, grants have been made once annually to each non-employee director on the day immediately following the Company's Annual Meeting of Stockholders. These options will become exercisable in full one year following the date of grant, provided that the non-employee director serves as a director throughout such one-year period.

   The Board of Directors believes that annual grants of long-term incentives based on the value of the Company's Common Stock will assist the Company in attracting and retaining qualified members of the Board of Directors. The Board of Directors also believes that such equity-based incentives will promote the long-term financial interests of the Company by motivating the non-employee members of the Board of Directors to achieve long-range goals.

   The Director Plan is administered by the Board of Directors as a whole and contains customary provisions for the adjustment of shares covered by the Director Plan and for the adjustment of option exercise prices in the event of stock dividends and splits, mergers and other similar events. The Premier Merger will result in the acceleration of the exercisability of such options, and those options with an exercise price less than $19.00 per share will be converted into a cash amount equal to the difference between $19.00 and the exercise price per share.

   Director Retirement Compensation Arrangement. The Company has adopted an arrangement whereby non-employee directors of the Company who have served on the Board of Directors for three or more years will be paid a lump sum retirement payment 180 days after termination of service on the Board of Directors. The amount of the retirement payment will be the sum of (i) the amount then being paid annually to non-employee directors for service on the Board and on each committee on which the retiring director was serving at the time of his termination, (ii) $500 for each year or part thereof between 1967 and 1985, inclusive, during which he was a director, (iii) $1,000 for each year or part thereof between 1986 and 1993, inclusive, during which he was a director and (iv) $1,500 for each year or part thereof beginning in 1994, during which he was a director.

   The retirement payment is not payable if (i) the director is removed or is requested (by resolution of the Board of Directors) to resign from the Board of Directors due to the serious neglect or misconduct in the discharge of his duties and responsibilities as a director of the Company or the commission of a criminal act or act of dishonesty (of which the Board of Directors shall be the sole judge), (ii) the director directly or indirectly competes with the Company within one year after his service on the Board of Directors terminates or (iii) the director discloses non-public, confidential or proprietary information about the Company.

   Pursuant to the terms of the Premier Merger Agreement, each of the Company's directors will be replaced at the effective time of the Premier Merger and will be entitled to receive a retirement payment. The total amount of these retirement payments is estimated to be $177,500.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

   In connection with its decision to commence an exploration of strategic alternatives to enhance stockholder value, the Board of Directors adopted amendments to its existing Key Employee Continuation Plan (the "Continuation Plan"), adopted a Retention Bonus Plan (the "Retention Bonus Plan") and amended the definition of "Change of Control" in its 1989 Long-Term Incentive Plan and in its other employee benefit plans to apply to consensual transactions such as the Premier Merger. Certain information with respect to these changes is set forth under the caption "General" in Item 13 of Part III of this report, which description is incorporated by reference herein.

   Key Employee Continuation Plan. The Company's Continuation Plan was established to encourage the retention and dedication of key employees. Each of the Named Executive Officers is a participant in the Continuation Plan. The Continuation Plan provides for a severance payment to a participant if his employment terminates (other than for cause, disability, death, retirement or voluntary resignation) within a period of one year following a change of control. The severance payment will equal the employee's average annual cash compensation for the five years preceding the change of control, multiplied by a termination factor established by the Board of Directors between 100% and 150%. The Board of Directors has established a termination factor of 150% for Messrs. Simpson and Ramsey and 100% for each other Named Executive Officer.

   The Continuation Plan was amended effective June 15, 2000 to change the definition of change of control to include consensual transactions such as the Premier Merger and to provide for a reduction of the employee's severance payment by 50% of the retention bonus granted under the Retention Bonus Plan if a participant in the Continuation Plan is also a participant in the Retention Bonus Plan.

   The maximum payments under the Continuation Plan are estimated at $700,000 if the employment of all participants were terminated under circumstances triggering the payments and they had already received full bonuses under the Retention Bonus Plan as discussed below. Individual payments for each of the Named Executive Officers, after giving effect to the 50% offset, are estimated to be as follows: Mr. Simpson--$0; Mr. Ramsey--$65,687; Mr. Cribbs--$61,811; Mr. Brown--$86,366; and Mr. Lewis--$99,806.

   Retention Bonus Plan. The Retention Bonus Plan was adopted effective June 6, 2000 and provides that participants will receive bonuses, provided they remain employed by the Company through completion of a change of control, such as the Premier Merger, and for a six-month period thereafter. The retention bonus is payable in two installments, 50% upon the date of a change of control, and the remaining 50% upon the date that is six months following a change of control. Payment of the retention bonus is accelerated upon the involuntary termination of employment of such employee by the Company or a successor for any reason other than for cause, or the employee's resignation for good reason.

   Twenty-seven employees have been selected to participate in the Retention Bonus Plan, and the total bonuses equal approximately $2.7 million. The retention bonus payments for each of the Named Executive Officers are estimated to be as follows: Mr. Simpson--$0; Mr. Ramsey--$382,000; Mr. Cribbs--$247,500; Mr. Brown--$162,000; and Mr. Lewis--$163,000.

   401(k) Plan and ESOP. The Company's 401(k) Plan and Employee Stock Ownership Plan are also being amended to provide for accelerated vesting of accounts upon a change of control transaction such as the Premier Merger. Of the Named Executive Officers, Mr. Lewis would receive accelerated vesting in the amount of $31,074 under the 401(k) Plan and with respect to 708 shares of Company Common Stock under the ESOP. All of the other Named Executive Officers are already fully vested under both the 401(k) Plan and the ESOP based on their years of service.

   Stock Options. As of September 21, 2000, the executive officers and directors of the Company held options to purchase an aggregate of 421,700 shares of Company Common Stock, of which 175,129 were immediately exercisable. The Premier Merger will result in the acceleration of the exercisability of the remainder of such options, and, upon the consummation of the Premier Merger, each option holder will be entitled to receive, for each share subject to such an option with a per share exercise price of less than $19.00, an amount in cash equal to the difference between $19.00 and the per share exercise price of such option, less any applicable withholding tax. A holder of an option will not receive any consideration for that option if the per share exercise price for such option equals or exceeds $19.00. Of the 421,700 shares subject to options held by the Company's executive officers and directors on September 21, 2000, 411,159 are at exercise prices below $19.00 per share. Based on the Company's expectation that the Premier Merger will be completed in mid-November, the Premier Merger would accelerate the exercisability of options covering 163,525 of those shares. Certain information for each of the Named Executive Officers with respect to the number of shares of Company Common Stock covered by options with an exercise price below $19.00 and the amount to be received by such Named Executive Officer in respect of such options pursuant to the Premier Merger is set forth in footnote (2) of the table set forth under the caption "Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values" in Item 11 of Part III of this report, which information is incorporated by reference herein.

   Non-Employee Director's Retirement Compensation Arrangement. Non-employee directors of the Company who have served on the Board of Directors for three or more years will be paid a lump sum retirement payment 180 days after their service on the Board of Directors terminates. Pursuant to the terms of the Premier Merger Agreement, each of the directors will be replaced at the effective time of the Premier Merger, and will be entitled to receive a retirement payment. The total retirement payments are estimated to aggregate $177,500.

   Employment Contracts. None of the Named Executive Officers has an employment contract with the Company.

Compensation Committee Interlocks and Insider Participation

   None of the members of the Compensation Committee of the Company's Board of Directors during the year ended June 30, 2000 (i) was an officer or employee of the Company or any of its subsidiaries, (ii) was formerly an officer of the Company or any of its subsidiaries or (iii) had any relationship requiring disclosure by the Company under any paragraph of Item 404 of Securities and Exchange Commission Regulation S-K. During the year ended June 30, 2000, there existed no interlocking relationships involving the executive officers, directors or Compensation Committee members of the Company and the executive officers, directors or compensation committee members of any other entity.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The following table sets forth information with respect to the beneficial ownership of equity securities of the Company as of September 21, 2000, by (i) each person known to management to be the beneficial owner of more than 5% of any class of the Company's voting securities, (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all directors and executive officer of the Company as a group:

                                                        Amount and
                                                         Nature of
   Title of              Name of Beneficial             Beneficial     Percent
    Class                     Owner (1)                 Ownership(2)   Of Class
 ------------            ------------------             -----------    --------
 Common Stock T. Rowe Price(3)(4)....................      721,300       6.09%
 $1.00 par    James M. Britz(6)(7)...................       24,351        *
 Value (5)    Todd T. Brown(6)(7)....................       47,640        *
              Geary D. Cribbs(6)(7)..................       60,186        *
              Michael W. Dirks(6)(7).................        6,340        *
              Susan Hall(6)(7).......................       46,046(8)     *
              Catherine S. Grindinger(6)(7)..........      109,790        *
              Dennis J. Grindinger(6)(7).............       11,000        *
              Lon D. Lewis(6)(7).....................       19,475        *
              Bert A. Nelson(6)(7)...................       25,132        *
              James A. Nelson(6)(7)..................        5,303        *
              Doyle R. Ramsey(6)(7)..................       58,562        *
              Talbot Rain(6)(7)......................       12,155        *
              Gerald L. Ray(6)(7)....................      308,240(9)    2.55%
              Janey L. Rife(6)(7)....................       27,186        *
              Robert F. Sexton(6)(7).................       23,650        *
              David P. Simpson(6)(7).................      139,193(10)   1.15%
              Lorraine H. Simpson(6)(7)..............       66,990        *
              Marimon Simpson(6)(7)..................      218,000       1.84%
              Phil Simpson(6)(7).....................    2,325,429(11)  19.20%
              Susan P. Simpson(6)(7).................        1,000        *
              L. L. Wallace(6)(7)....................       29,994        *
              All Directors and Executive Officers as
               a Group (15 persons)..................    3,146,777      26.01%

--------
* The percentage of shares beneficially owned is less than 1% of issued and outstanding shares of the Company's Common Stock.
(1) Messrs. Britz, Brown, Cribbs, Dirks, Lewis and Ramsey and James A. Nelson, Ms. Hall and Ms. Rife are executive officers of the Company; Phil Simpson is an executive officer and director of the Company and beneficial owner of more than 5% of the Company's Common Stock; Lorraine Simpson is the wife of Phil Simpson; David Simpson is an executive officer and director of the Company; Susan Simpson is the wife of David Simpson; Marimon Simpson and Catherine Grindinger are daughters of Phil and Lorraine Simpson; Dennis Grindinger is the husband of Catherine Grindinger; Messrs. Bert A. Nelson, Ray, Sexton and Wallace are directors of the Company; and Mr. Rain retired from the Board of Directors on August 15, 2000.
(2) Includes shares with respect to which executive officers, directors, or their estates have the right to acquire beneficial ownership pursuant to the exercise of stock options exercisable at, or within 60 days after, September 21, 2000, as follows: Britz--18,900, Brown--17,800, Cribbs-- 21,550, Dirks--4,950, Hall--20,100, Lewis--14,400, Bert A. Nelson--11,000,
     James A. Nelson--4,500, Ramsey--32,600, Ray--11,000, Rife--17,050,
     Sexton--22,550, David Simpson--2,875, Phil Simpson--39,750, Wallace-- 11,000, and all Directors and Executive Officers as a Group--260,025. Also includes shares in the accounts established under the Company's Employee Stock Ownership Plan for persons who are salaried employees of the Company, with respect to which each executive officer named in the Summary

      Compensation Table has voting power, as follows: Britz--1,829, Brown-- 16,141, Cribbs--21,430, Dirks--1,031, Hall--17,401, Lewis--1,180, James
      A. Nelson--803, Ramsey--10,300, Rife--5,473, David Simpson--318, Phil Simpson--91,975, and all Executive Officers as a Group--167,881. Unless otherwise indicated, all other shares are owned directly, and the owner has sole voting and investment power.
(3) For purposes of the reporting requirements of the Securities Exchange Act of 1934, T. Rowe Price Associates, Inc. ("T. Rowe Price") is deemed to be a beneficial owner of securities owned by various individual and institutional investors, for which it serves as investment adviser with power to direct investments and/or sole power to vote the securities; however, T. Rowe Price expressly disclaims that it is, in fact, the beneficial owner of these securities.
(4)   The address of T. Rowe Price is P.O. Box 17218, Baltimore, Maryland 21297
(5) A Common Stock Purchase Right ("Purchase Right") is attached to each outstanding share of the Common Stock entitling the holder to buy one share of Common Stock for $40.91. A Purchase Right is not exercisable or transferable apart from the Common Stock until ten days after a person (other than certain exempt persons) acquires 15% or more of the Common Stock or ten business days after the commencement or announcement of a tender offer, which, if consummated, would result in ownership by a person or group of 15% or more of the Common Stock. Exempt persons include Phil Simpson, his wife, their descendants and their descendants' spouses, trusts or estates for any of their benefit; and partnerships, corporations or other entities owned 80% or more by any of them.
(6) Each of these individuals has executed a Stockholder Agreement in connection with the Premier Merger Agreement. Certain information with respect to the Stockholder Agreements is set forth under the caption "Recent Developments" in Item 1 of Part I of this report and is incorporated herein by reference. As a result of their execution of these Stockholder Agreements, these individuals may be deemed to constitute a "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934; however, each of these individuals expressly disclaims membership in any such "group."
(7) The address for Messrs. Britz, Brown, Dirks, Lewis, Ramsey, James A. Nelson and David Simpson, Ms. Rife and Ms. Susan Simpson is 811 East 30th Avenue, Hutchinson, Kansas 67502. The address for Mr. Cribbs and Ms. Hall is Drawer "C", Duke, Oklahoma 73532. The address for Ms. Catherine Grindinger and Mr. Dennis Grindinger is 4400 Windsor Parkway, Dallas, Texas 75205. The address for Mr. Bert A. Nelson is 4200 Arcady, Dallas, Texas 75205. The address for Mr. Rain is 5719 Bordeaux, Dallas, Texas 75209. The address for Mr. Ray is 1445 Ross Avenue, LB 201, 56th Floor, Dallas, Texas 75202. The address for Mr. Sexton is 4433 Potomac, Dallas, Texas 75205. The address for Ms. Lorraine Simpson, Ms. Marimon Simpson and Mr. Phil Simpson is P.O. Box 750, Dallas, Texas 75221.
(8)   Includes 3,400 options and 5,499 shares owned by Ms. Hall's spouse.
(9) Includes 209,510 shares owned by Gerald L. Ray & Associates, Inc. of which Mr. Ray is the principal owner, 12,163 shares owned by Gerald L. Ray IRA R/O, 20,900 shares owned by Gerald L. Ray IRA R/O Defined Benefit Plan, of which Mr. Ray is trustee, and 54,667 shares in the Gerald L. Ray IRA, of which Mr. Ray is trustee.
(10) Includes 1,000 shares owned by Mr. David Simpson's spouse, Susan Simpson, that are also reflected in the table as owned by her and 5,000 shares owned by Mr. Simpson's children, with respect to all of which he shares voting and investment power.
(11) Shares beneficially owned by Mr. Phil Simpson includes 66,990 shares owned by his spouse, Lorraine Simpson, that are also reflected in the table as owned by her and with respect to which he shares voting and investment power. Shares beneficially owned by Mr. Simpson excludes 466,983 shares of Common Stock held by Mr. Simpson's son and two daughters, who are not members of Mr. Simpson's household. Mr. Simpson disclaims beneficial ownership of such shares. Shares beneficially owned by Mr. Simpson also excludes 185,339 shares owned by other relatives who are not members of Mr. Simpson's household, as to which he also disclaims beneficial ownership.

Item 13. Certain Relationships and Related Transactions.

General

   In connection with its decision to commence an exploration of strategic alternatives to enhance stockholder value, the Board of Directors recognized that that process would be potentially disruptive to the Company's employees, would place significant additional burdens upon them, would create uncertainties among them as to their future employment and could adversely affect morale at a critical time for the Company. Many of such employees would potentially have other opportunities for employment and might be recruited by other employers. In order to increase the likelihood that key employees would remain with the Company during the process of exploring strategic alternatives and, if a transaction were to result from that exploration, would be available to a successor during a transition period after consummation of that transaction, the Board of Directors adopted the Retention Bonus Plan for executive officers and key management employees and a retention bonus program for some non-executive employees, amended the Continuation Plan, and amended the change of control definitions in several of its employee benefit plans to cover a consensual transaction, like the Premier Merger. Certain information with respect to the Company's Retention Bonus Plan, the Continuation Plan and other employee benefit plans is set forth in Item 11 of this report under the caption "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" and is incorporated herein by reference.

Indemnification and Insurance

   Pursuant to the Premier Merger Agreement, the indemnification provisions of the Company's certificate of incorporation and bylaws will be included in the certificate of incorporation and bylaws of the surviving corporation. The Premier Merger Agreement provides that the surviving corporation (and any successor) will for a period of six years after the effective time of the Premier Merger indemnify present and former directors and officers of the Company and its subsidiaries to the fullest extent permitted under the Delaware General Corporation Law and such provisions of the certificate of incorporation and bylaws for matters arising prior to or at the effective time of the Premier Merger, including any claim based upon the Premier Merger Agreement or the transactions contemplated by it. The Premier Merger Agreement also generally requires the surviving corporation to maintain the Company's existing directors' and officers' liability insurance policy for a period of not less than six years after the Premier Merger.

Stockholder Agreements

   The directors and executive officers of the Company, including the Chairman, Phil Simpson, and some members of Mr. Simpson's family have executed Stockholder Agreements with Premier and Acquisition Sub as described in Part I,
Item 1 under the caption "Recent Developments," which description is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)1. Financial Statements
        See--Item 8--Index to Financial Statements and Schedules of
        Registrant.

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

     2(b) Agreement dated August 11, 2000 between the Company and Centex
        Construction Products, Inc.*

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

     10(b) Second Amendment to the Company's 1989 Long-Term Incentive Plan, effective June 15, 2000.*

     10(c) Non-Employee Director Stock Option Plan (As Amended Effective August 16, 1996) (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, SEC File Number 1-7210).

     10(d) First Amendment to the Company's Non-Employee Director Stock Option Plan, effective June 15, 2000.*

     10(e) Form of Non-Employee Directors' Retirement Compensation Agreement as amended and restated effective July 14, 1994.*

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

     10(i) Amendment No. 1 to the Company's Key Employee Continuation Plan adopted October 22, 1998 and effective October 1, 1998.*

     10(j) Second Amendment to the Company's Key Employee Continuation Plan adopted June 15, 2000.*

     10(k) The Company's Salaried Employee Severance Plan effective June 16, 2000.*

     10(l)  The Company's Retention Bonus Plan effective June 6, 2000.*

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


     21     Significant Subsidiaries of the Registrant.*

     23     Consent of Independent Public Accountants dated September 6,
            2000.*

     23(b)  Consent of Independent Public Accountants dated September 22,
            2000.

     24     Power of Attorney.*

     27     Financial Data Schedule (for SEC use only).*
--------
*  Previously filed.

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

Dated: September 25, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----

           /s/ Phil Simpson            Chairman of the Board,     September 25, 2000
______________________________________  President and Director
             Phil Simpson               (principal executive
                                        officer)

                  *                    Executive Vice President   September 25, 2000
______________________________________  and Chief Financial
           Doyle R. Ramsey              Officer (principal
                                        financial officer)

                  *                    Executive Vice President-  September 25, 2000
______________________________________  Paperboard and Director
           David P. Simpson

                  *                    Vice President-Finance     September 25, 2000
______________________________________  (principal accounting
           Michael W. Dirks             officer)

                  *                    Director                   September 25, 2000
______________________________________
            Bert A. Nelson

                  *                    Director                   September 25, 2000
______________________________________
            Gerald L. Ray

                  *                    Director                   September 25, 2000
______________________________________
           Robert F. Sexton

                  *                    Director                   September 25, 2000
______________________________________
            L. L. Wallace

        /s/ Phil Simpson
*By: ____________________________
        Attorney-in-fact

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

                               INDEX TO EXHIBITS

 Exhibit
 Number  Description
 ------- -----------
  2(a)   Agreement and Plan of Merger dated August 11, 2000 among the Company,
         Premier Construction Products Statutory Trust and Premier Construction
         Products Acquisition Corp., including a list identifying the contents of omitted schedules (incorporated by reference to Exhibit 2.1 to the
         Company's Current Report on Form 8-K/A, dated September 12, 2000, SEC
         File Number 1-7210).
  2(b)   Agreement dated August 11, 2000 between the Company and Centex
         Construction Products, Inc.*
  3(a)   Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the Company's Quarterly Report on Form
         10-Q for the period ended September 30, 1996, SEC File Number 1-7210).
  3(b)   Bylaws of the Company, as amended (incorporated by reference to
         Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the
         period ended September 30, 1996, SEC File Number 1-7210).
  4(a)   Credit Agreement (with related forms of Note, Pledge Agreement,
         Security Agreement, Mortgage, and Subsidiary Guarantee attached as
         Exhibits thereto) dated as of July 15, 1998, among the Company, Morgan
         Guaranty Trust Company of New York, as Syndication Agent and
         NationsBank, N.A., as Administrative Agent, and the Banks and LC
         Issuing Banks, as defined therein, (incorporated by reference to
         Exhibit 99(a) to the Company's Current Report on Form 8-K filed
         September 11, 1998, SEC File Number 1-7210).
  4(b)   First Amendment and Restatement dated March 1, 2000 of Credit
         Agreement dated July 15, 1998 among the Company, the Banks Party thereto, the LC Issuing Banks referred to therein, Morgan Guaranty
         Trust Company of New York, as syndication Agent and Bank of America,
         N.A., as Administrative Agent (incorporated by reference to Exhibit
         4.1 to the Company's Current Report on Form 8-K, dated August 21,
         2000, SEC File Number 1-7210).
  4(c)   Second Amendment and Restatement dated June 27, 2000 of Credit
         Agreement dated July 15, 1998 among the Company, the Banks Party thereto, the LC Issuing Banks referred to therein, and Bank of
         America, N.A., as Administrative Agent (incorporated by reference to
         Exhibit 4.2 to the Company's Current Report on Form 8-K, dated August
         21, 2000, SEC File Number 1-7210).
  4(d)   Amendment No. 1 to Mortgage, Assignment of Leases and Rents, Security
         Agreement and Financing Statement dated March 1, 2000 between Republic
         Paperboard Company and Bank of America, N.A. (successor to
         NationsBank, N.A.), as Administrative Agent (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated
         August 21, 2000, SEC File Number 1-7210).
  4(e)   Amendment No. 2 to Mortgage, Assignment of Leases and Rents, Security
         Agreement and Financing Statement dated June 27, 2000 between Republic
         Paperboard Company and Bank of America, N.A. (successor to
         NationsBank, N.A.), as Administrative Agent (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated
         August 21, 2000, SEC File Number 1-7210).
  4(f)   Indenture dated as of July 15, 1998 between the Company and UMB Bank,
         N.A., as Trustee, relating to the Company's 9 1/2% Senior Subordinated
         Notes due 2008 (incorporated by reference to Exhibit 99(b) to the
         Company's Current Report on Form 8-K dated September 11, 1998, SEC
         File Number 1-7210).
  4(g)   Registration Rights Agreement dated July 15, 1998, among the Company,
         J.P. Morgan Securities, Inc., Dain Rauscher Wessels, a division of
         Dain Rauscher Incorporated, and A.G. Edwards & Sons, Inc.,
         (incorporated by reference to Exhibit 4(f) to the Company's
         Registration Statement on Form S-4 filed September 11, 1998, SEC File
         Number 1-7210).

 Exhibit
 Number  Description
 ------- -----------
 10(a)   The 1989 Long-Term Incentive Plan (As Restated and Amended Effective
         August 16, 1996) (incorporated by reference to Exhibit 10(a) to the
         Company's Quarterly Report on Form 10-Q for the period ended September
         30, 1996, SEC File Number 1-7210).
 10(b)   Second Amendment to the Company's 1989 Long-Term Incentive Plan,
         effective June 15, 2000.*
 10(c)   Non-Employee Director Stock Option Plan (As Amended Effective August
         16, 1996) (incorporated by reference to Exhibit 10(b) to the Company's
         Quarterly Report on Form 10-Q for the period ended September 30, 1996,
         SEC File Number 1-7210).
 10(d)   First Amendment to the Company's Non-Employee Director Stock Option
         Plan, effective June 15, 2000.*
 10(e)   Form of Non-Employee Directors' Retirement Compensation Agreement as
         amended and restated effective July 14, 1994.*
 10(f)   Tenancy in Common Agreement dated December 29, 1983, between Packaging
         Corporation of America and Republic Paperboard Company (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form
         10-K for the year ended June 30, 1994, SEC File Number 1-7210).
 10(g)   Shared Facilities and Shared Service Agreement dated December 28,
         1983, between Packaging Corporation of America and Republic Paperboard
         Company (incorporated by reference to Exhibit 10(e) to the Company's
         Annual Report on Form 10-K for the year ended June 30, 1994, SEC File
         Number 1-7210).
 10(h)   Key Employee Continuation Plan (incorporated by reference to Exhibit
         10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, SEC File Number 1-7210).
 10(i)   Amendment No. 1 to the Company's Key Employee Continuation Plan
         adopted October 22, 1998 and effective October 1, 1998.*
 10(j)   Second Amendment to the Company's Key Employee Continuation Plan
         adopted June 15, 2000.*
 10(k)   The Company's Salaried Employee Severance Plan effective June 16,
         2000.*
 10(l)   The Company's Retention Bonus Plan effective June 6, 2000.*
 10(m)   Paperboard Supply Agreement, dated May 14, 1998, between the Company,
         Republic Paperboard Company and James Hardie Gypsum, Inc.
         (incorporated by reference to Exhibit 99(c) to the Company's Current
         Report on Form 8-K, dated September 11, 1998, SEC File Number 1-7210).
         Portions of this Exhibit were omitted pursuant to a request for confidential treatment filed with the Office of the Secretary of the
         Commission.
 10(n)   Amended and Restated Agreement for Engineering, Procurement and
         Construction dated as of June 26, 1998 between Republic Paperboard
         Company and Fluor Daniel, Inc. relating to the Lawton mill
         (incorporated by reference to Exhibit 99(d) to the Company's Current
         Report on Form 8-K, dated September 11, 1998, SEC File Number 1-7210).
         Portions of this Exhibit were omitted pursuant to a request for confidential treatment filed with the Office of the Secretary of the
         Commission.
 10(o)   Amended and Restated Parent Company Guarantee effective as of June 26,
         1998 from the Company to Fluor Daniel, Inc. relating to the Lawton mill (incorporated by reference to Exhibit 99(e) to the Company's
         Current Report on Form 8-K, dated September 11, 1998, SEC File Number
         1-7210).

 Exhibit
 Number  Description
 ------- -----------
 21      Significant Subsidiaries of the Registrant.*
 23      Consent of Independent Public Accountants dated September 6, 2000.*
 23(b)   Consent of Independent Public Accountants dated September 22, 2000.
 24      Power of Attorney.*
 27      Financial Data Schedule (for SEC use only).*
 99(a)   Press Release dated August 14, 2000 (incorporated by reference to
         Schedule 14A of the Company filed August 14, 2000).
 99(b)   Form of Stockholder Agreement executed on August 11, 2000 by the
         Directors and Executive Officers of the Company and certain members of the family of Phil Simpson in favor of Premier Construction Products
         Statutory Trust and Premier Construction Products Acquisition Corp.
         (incorporated by reference to Exhibit 99.3 to the Company's Current
         Report on Form 8-K dated August 21, 2000, SEC File Number 1-7210).

--------
*  Previously filed.