Form 10-Q
period 2000-09-30
REPUBLIC GROUP INC
filed 2000-11-08
CIK 83226

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                          ---------------------------

  (Mark One)
           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000
                                              ------------------

                                      OR

            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . . to  . . . . . . . . . . . .
                         Commission file number 1-7210

                          REPUBLIC GROUP INCORPORATED
        ---------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 DELAWARE                                   75-1155922
                 --------                                   ----------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
or organization)                                 No.)

811 East 30th Avenue, Hutchinson, Kansas                        67502-4341
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip code)

Post Office Box 1307, Hutchinson, Kansas                        67504-1307
----------------------------------------                        ----------
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

On October 31, 2000, there were 11,855,637 shares of the registrant's Common Stock, $1.00 par value outstanding.

                          REPUBLIC GROUP INCORPORATED

                                   FORM 10-Q
                               Quarterly Report

                 For The Three Months Ended September 30, 2000


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

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended September 30, 2000 and 1999 (Unaudited)

                                                                                 2000                        1999
                                                                 ----------------------      ----------------------
Gross sales....................................................     $      48,334,000           $      53,232,000
Less freight and discounts.....................................             6,881,000                   6,744,000
                                                                 ----------------------      ----------------------
Net sales......................................................            41,453,000                  46,488,000
Costs and expenses:
  Cost of sales................................................            41,094,000                  30,230,000
  Selling and administrative expenses..........................             4,774,000                   5,646,000
                                                                 ----------------------      ----------------------
                                                                           45,868,000                  35,876,000
                                                                 ----------------------      ----------------------
Operating profit (loss)........................................            (4,415,000)                 10,612,000
  Other expense, net...........................................            (4,839,000)                    (47,000)
                                                                 ----------------------      ----------------------
Income (loss) before income taxes..............................            (9,254,000)                 10,565,000
Provision (benefit) for income taxes...........................            (3,702,000)                  4,224,000
                                                                 ----------------------      ----------------------
Net income (loss)..............................................     $      (5,552,000)          $       6,341,000
                                                                 ======================      ======================
Basic earnings (loss) per share................................     $           (0.47)          $            0.54
                                                                 ======================      ======================
Basic weighted average shares outstanding......................            11,847,000                  11,802,000
                                                                 ======================      ======================
Diluted earnings (loss) per share..............................     $           (0.47)          $            0.53
                                                                 ======================      ======================
Diluted weighted average shares outstanding....................            11,847,000                  11,869,000
                                                                 ======================      ======================



See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
September 30, 2000 and June 30, 2000

                                                                 September 30, 2000           June 30, 2000
                                                               ---------------------      ---------------------
                                                                     (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents...................................  $         7,403,000         $        7,414,000
 Accounts receivable, net....................................           18,312,000                 22,020,000
 Income tax refunds receivable...............................            6,602,000                 16,945,000
 Inventories:
  Finished goods.............................................            9,334,000                  7,200,000
  Raw materials and supplies.................................           11,856,000                 12,774,000
                                                               ---------------------      ---------------------
                                                                        21,190,000                 19,974,000
 Prepaid expenses and other..................................              827,000                    811,000
 Deferred income taxes.......................................              952,000                    952,000
                                                               ---------------------      ---------------------
  Total current assets.......................................           55,286,000                 68,116,000
 Property, plant and equipment, at cost......................          333,950,000                332,386,000
 Less accumulated depreciation, amortization and
  depletion..................................................           69,478,000                 64,896,000
                                                               ---------------------      ---------------------
                                                                       264,472,000                267,490,000
Unamortized debt issue costs.................................            4,192,000                  4,476,000
Other assets.................................................            9,163,000                  9,081,000
                                                               ---------------------      ---------------------
Total assets.................................................  $       333,113,000         $      349,163,000
                                                               =====================      =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable............................................  $        11,901,000         $       14,483,000
 Accrued payroll and employee benefits.......................            2,578,000                  3,742,000
 Accrued interest payable....................................            2,533,000                  4,741,000
 Other current liabilities...................................            1,956,000                  1,412,000
 Short-term notes payable....................................            1,500,000                  1,500,000
 Current portion of long-term debt...........................            9,000,000                  7,500,000
                                                               ---------------------      ---------------------
  Total current liabilities..................................           29,468,000                 33,378,000
Long-term debt due after one year............................          188,000,000                191,000,000
Deferred income taxes........................................           17,743,000                 21,431,000
Other long-term liabilities..................................              455,000                    442,000
Commitments and contingencies-see notes
Stockholders' equity:
 Common stock, $1 par value..................................           11,849,000                 11,842,000
 Additional paid-in capital..................................           28,967,000                 28,898,000
 Unrealized gain on marketable securities....................              201,000                    190,000
 Retained earnings...........................................           56,430,000                 61,982,000
                                                               ---------------------      ---------------------
  Total stockholders' equity.................................           97,447,000                102,912,000
Total liabilities and stockholders' equity...................  $       333,113,000         $      349,163,000
                                                               =====================      =====================

See accompanying notes.

REPUBLIC GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2000 and 1999 (Unaudited)

                                                                              2000                       1999
                                                               ---------------------      ---------------------
Cash flows from operating activities:
  Net income (loss)..........................................    $      (5,552,000)       $         6,341,000
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation, depletion and amortization................            4,930,000                  2,723,000
     Deferred income taxes...................................           (3,688,000)                   511,000
     Gain on sale of assets..................................              (18,000)                   (13,000)
     Changes in current assets and liabilities:
       Accounts receivable...................................            3,708,000                 (3,843,000)
       Income tax refunds receivable.........................           10,343,000                     96,000
       Inventories...........................................           (1,216,000)                  (142,000)
       Prepaid expenses......................................              (16,000)                   223,000
       Accounts payable and accrued liabilities..............           (3,202,000)                 1,642,000
       Income taxes payable..................................                   --                  1,975,000
       Accrued interest payable..............................           (2,208,000)                (2,224,000)
     Other assets and liabilities............................              (57,000)                  (180,000)
                                                               ---------------------      ---------------------
  Net cash provided by operating activities..................            3,024,000                  7,109,000
                                                               ---------------------      ---------------------

Cash flows from investing activities:
  Additions to property, plant and equipment.................           (1,642,000)               (37,550,000)
  Proceeds from sale of property, plant and equipment........               28,000                     26,000
  Net cash used by investing activities......................           (1,614,000)               (37,524,000)
                                                               ---------------------      ---------------------

Cash flows from financing activities:
  Dividends paid.............................................                   --                 (1,062,000)
  Net proceeds (payments) under lines of credit..............           (1,500,000)                29,000,000
  Payments for debt issue costs..............................                4,000                         --
  Proceeds from exercised stock options including related
     tax benefits............................................               75,000                     82,000
                                                               ---------------------      ---------------------
  Net cash provided (used) by financing activities...........           (1,421,000)                28,020,000
                                                               ---------------------      ---------------------
Net decrease in cash and cash equivalents....................              (11,000)                (2,395,000)
Cash and cash equivalents at beginning of year...............            7,414,000                  6,192,000
                                                               ---------------------      ---------------------
Cash and cash equivalents at end of period...................    $       7,403,000        $         3,797,000
                                                               =====================      =====================

Supplemental disclosure of cash flow information:
Cash paid during the three months ended September 30 for:
  Income taxes, net of refunds                                   $     (10,357,000)         $       1,641,000
---------------------------------------------------------------------------------------------------------------
  Interest                                                       $       6,926,000          $       5,326,000
---------------------------------------------------------------------------------------------------------------

See accompanying notes.

REPUBLIC GROUP INCORPORATED
Notes to Consolidated Financial Statements
September 30, 2000 and 1999 (Unaudited)

(1) On August 11, 2000, Republic Group Incorporated ("Republic" or the "Company") entered into an Agreement and Plan of Merger with Premier Construction Products Statutory Trust ("Premier') and Premier Construction Products Acquisition Corp. ("Acquisition Sub") (the "Premier Merger Agreement") pursuant to which Acquisition Sub would be merged into the Company, all outstanding shares of Common Stock of the Company would be converted into the right to receive $19.00 in cash, and the Company would become a wholly-owned subsidiary of Premier (the "Premier Merger"). The Stockholders' meeting is scheduled for November 9th, 2000, with closing anticipated to be soon thereafter.

(2) In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, of a normal recurring nature, to fairly present the Company's financial position as of September 30, 2000, and the results of operations and cash flows for the periods ended September 30, 2000 and 1999. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K as of June 30, 2000.

(3) Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of dilutive equivalent shares assumed outstanding under the Company's stock-based compensation plans. Diluted earnings per share are computed as follows:

                                                            For the Three Months Ended
     ------------------------------------------------------------------------------------------------------------------
                                          September 30, 2000                      September 30, 1999
     ------------------------------------------------------------------------------------------------------------------
                                               (in thousands)       Per-Share         (in thousands)        Per-Share
                                      Net Income (Loss)   Shares      Amount    Net Income (Loss)  Shares    Amount
     ------------------------------------------------------------------------------------------------------------------

     Basic earnings
     (loss) per share                   $     (5,552)     11,847    $ (0.47)     $     6,341      11,802    $  0.54

     Effects of dilutive
     securities-options                           --          --         --               --          67       (.01)
                                    -----------------------------------------------------------------------------------
     Diluted earnings
     (loss) per share                   $     (5,552)     11,847    $ (0.47)     $     6,341      11,869    $  0.53
     ------------------------------------------------------------------------------------------------------------------

     Options to purchase 596,443 shares of common stock at prices ranging from $3.41 to $20.76 were outstanding for the three months ended September 30, 2000. Options to purchase 149,525 shares of common stock at prices ranging from $17.75 to $20.76 were outstanding for the three months ended September 30, 1999. These shares were not included in the diluted earnings per share calculation because the options' exercise prices were greater than the average market price of the common shares for the above periods.

(4) Other Commitments and Contingent Liabilities: In connection with the Company's construction of a warehouse addition to its paperboard mill located at Commerce City, Colorado, a suburb of Denver, the Company discovered and has been investigating the presence of subsurface petroleum hydrocarbons. The Company retained an environmental consultant who concluded that fuel oil, jet fuel and gasoline additives had migrated in the subsurface of the Company's property from an adjacent property. The Company has conducted its own investigations and the adjacent property owners have conducted their own investigations. Also, the Company and the adjacent owners have jointly sponsored investigations. As a result of the most recent jointly sponsored investigation, the Company again substantially verified the results obtained in earlier investigations. Additionally, the investigation uncovered newly discovered environmental conditions that appear to stem from historical underground storage tank use on the Company's property. The Company notified the Oil Inspection Section of the Colorado Department of Labor and Employment of the most recent results. The Company and a former owner of the Commerce City paper mill have entered into a participation agreement to respond to those conditions that appear to stem from historical underground storage tank use. Under the participation agreement, Republic and the former owner will share costs associated with the underground storage tank, if any, including studies and remediation, 25% and 75%, respectively. At this time, the Company has not ascertained the future liability, if any, of the above matters.

     With the completion of the Lawton recycled paperboard mill, the Company has a ten-year supply agreement with James Hardie Gypsum, Inc. to supply at least 90% of their requirements of gypsum-grade recycled paperboard from the Lawton mill. This represents approximately 40% to 50% of the Lawton mill's estimated annual productive capacity of 220,000 tons. Purchases in significant volumes will not begin until after the end of the quarter and are to phase in over a period of months.

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

(5) Reclassification: Certain prior year balances have been reclassified to conform with current year presentation.

(6) Income Taxes: The provisions (benefits) for income taxes are based on estimated annual effective tax rates, which rates differ from the federal statutory rates principally due to state income taxes and certain non-deductible expenses.

(7) On July 15, 1998, the Company received proceeds from the sale of $100,000,000 of 9.5% Senior Subordinated Notes (the "Notes") with a maturity date of July 15, 2008. The proceeds from the sale of the Notes, along with a credit facility of up to $85,000,000 entered into with a bank syndicate on July 15, 1998, were used primarily to finance the construction of the Lawton mill and for general and corporate purposes, including working capital. On July 15, 1998, the Company used a portion of the proceeds from the sale of the Notes to repay the outstanding principal balance ($5,950,000) of a then-existing revolving credit facility along with accrued interest. Upon repayment, the Company terminated the revolving credit facility. Due to the expanded scope of the Company's business and increased working capital requirements during fiscal year 2000, the Company signed amendments to the existing credit facility on March 1, 2000 and June 27, 2000, increasing the amount available to $115,000,000.

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

     The amended $115,000,000 credit facility includes a $60,000,000 term loan effective March 1, 2000 and a $55,000,000 revolving credit facility. The principal of the term loan is being paid quarterly over four years and commenced on June 1, 2000 with payments of $1,500,000, $7,500,000, $13,500,000, $19,500,000 and $18,000,000 due during fiscal years 2000,
     2001, 2002, 2003 and 2004, respectively. At September 30, 2000, the Company had borrowed $41,500,000 under the revolving credit facility. Borrowings in excess of $40,000,000 are payable on April 2, 2001 and the balance will mature on March 1, 2004. Consequently, the $1,500,000 payable on April 2, 2001 has been reflected as a short-term note payable in the accompanying balance sheet. Availability under the credit facility is not subject to a borrowing base. The borrowings under the credit facility are guaranteed by each of the Company's material subsidiaries and are secured by a mortgage on the Lawton mill, a pledge of stock of the Company's subsidiaries and security interests in substantially all other personal property of the Company and its subsidiaries. During any period that outstanding loans under the credit facility exceed $50,000,000, the lenders may require that other real property and improvements of the Company and its subsidiaries be mortgaged as security for the credit facility. Outstanding principal amounts on the credit facility bear interest at a variable rate equal to, at the election of the Company, (i) LIBOR, plus an agreed margin (ranging from 75 to 225 basis points), which is to be established quarterly based upon the Company's leverage ratio or (ii) the higher of (a) Bank of America corporate prime rate and (b) the sum of 1/2 of 1% plus the federal funds rate, plus, in each case, an agreed margin (ranging from 0 to 100 basis points). Interest payments under the credit facility are payable quarterly. Under the credit facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to excess cash flow, debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, interest coverage ratio, minimum EBITDA, and limitations on capital expenditures and dividends. The credit facility does not restrict the transfer of funds to the Company by its subsidiaries. The Company had borrowings outstanding of $98,500,000 under the credit facility at September 30, 2000 at a weighted-average interest rate of 9.22%.

(8) The following is the Company's segment information for the three months ended September 30, 2000 and 1999:

Three Months Ended September 30, 2000 and 1999 (Unaudited)

                                                      2000                                             1999
                                     Gypsum   Recycled     Elim.'s                  Gypsum     Recycled    Elim.'s
                                   Wallboard Paperboard   And Other Consolidated  Wallboard   Paperboard  And Other  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Shipment units:
Wallboard (MSF)                      158,464                            158,464     199,117                              199,117
Recycled paperboard (tons)                       70,819     (7,000)      63,819                   42,236     (4,897)      37,339
Recovered paper fiber (tons)                     62,122    (37,358)      24,764                   60,497    (30,590)      29,907
-----------------------------------------------------------------------------------------------------------------------------------

Gross sales (in thousands):
Gypsum wallboard                   $  20,436  $           $          $   20,436   $  35,284    $          $           $   35,284
Recycled paperboard                              25,438                  25,438                   15,165                  15,165
Recovered paper fiber                             5,760     (3,304)       2,456                    5,780     (3,000)       2,780
Intrasegment fiber sales                         (3,304)     3,304           --                   (3,000)     3,000           --
Intersegment paperboard sales                     3,183     (3,183)          --                    1,878     (1,878)          --
Other                                                            4            4                                   3            3
-----------------------------------------------------------------------------------------------------------------------------------
Gross sales                           20,436     31,077     (3,179)      48,334      35,284       19,823     (1,875)      53,232
Less freight and discounts             4,932      1,949         --        6,881       5,523        1,220          1        6,744
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                          $  15,504  $  29,128   $ (3,179)  $   41,453   $  29,761    $  18,603  $  (1,876)  $   46,488
-----------------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)            $   2,163  $  (4,358)  $ (2,220)  $   (4,415)  $  14,610    $  (1,826) $  (2,172)  $   10,612
Total assets                          74,790    232,543     25,780      333,113      72,922      216,909     14,607      304,438
Capital expenditures                     393      1,183         66        1,642       1,015       35,574        961       37,550
Depreciation, depletion and
 amortization                          1,192      3,217        521        4,930       1,034        1,309        380        2,723
-----------------------------------------------------------------------------------------------------------------------------------

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

     Over 50% of the Company's employees are covered by collective bargaining agreements with four labor unions. The expirations of current bargaining agreements range from 2002 to 2004. The Company believes its relations with employees are satisfactory.

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

(9)  The following components are included in other expense, net:

                                                      Quarters Ended
                                                      --------------
                                                       September 30
                                                       ------------
                                                    2000            1999
                                                    ----            ----
     Interest expense                         $  (5,012,000)   $ (3,263,000)
       Less: Capitalized portion                         --       3,132,000
                                              -------------------------------
     Net interest expense                        (5,012,000)       (131,000)
     Interest income                                211,000          66,000
     Miscellaneous income (expense)                 (38,000)         18,000
                                              -------------------------------
     Other expense, net                       $  (4,839,000)   $    (47,000)
                                              ===============================

     Components of interest expense include interest associated with the Notes and bank credit facility, commitment fees based on the unused portion of the bank credit facility and amortization of debt issue costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments
-------------------

On August 11, 2000, the Company entered into an Agreement and Plan of Merger (the "Premier Merger Agreement") with Premier Construction Products Statutory Trust ("Premier') and Premier Construction Products Acquisition Corp. ("Acquisition Sub"), pursuant to which Acquisition Sub would be merged into the Company, all outstanding shares of Common Stock of the Company would be converted into the right to receive $19.00 in cash, and the Company would become a wholly-owned subsidiary of Premier (the "Premier Merger"). A stockholders' meeting related to the Premier Merger is currently scheduled to be held on November 9, 2000, and the Company expects to complete the Premier Merger shortly after that stockholders' meeting.

The Premier Merger Agreement provides for a liquidated damages payment of $12 million by Premier if it fails to complete its financing arrangements and close the Premier Merger and in certain other situations. Premier's obligations under the liquidated damages provision are backed by a letter of credit in the amount of $12 million. The Premier Merger Agreement also provides for the Company to pay a break-up fee of $10 million if the Premier Merger Agreement is terminated in connection with another third-party acquisition proposal and in certain other circumstances.

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

The Board of Directors has unanimously approved both the Premier Merger and the CXP Agreement. In connection with the Premier Merger, the Company filed a proxy statement with the Securities and Exchange Commission.

The foregoing description of the Premier Merger Agreement, the Stockholder Agreements and the CXP Agreement is qualified in its entirety by reference to the full text of such agreements, copies of which were filed previously with the Securities and Exchange Commission.

Results of Operations
---------------------

Quarters Ended September 30, 2000 and 1999.
-------------------------------------------

Consolidated Results. The Company recorded a consolidated net loss of $5,552,000, or a loss of $0.47 per share, on net sales of $41,453,000 for the September 2000 quarter. This compares to consolidated net income of $6,341,000, or $0.53 per diluted share, on net sales of $46,488,000 for the September 1999 quarter. Interest expense, net of interest income, increased $4,736,000 from the September 1999 quarter. The majority of the increase in net interest expense was attributable to the Company's newly constructed Lawton, Oklahoma recycled paperboard mill that commenced commercial operations earlier this calendar year. Prior to commencement of commercial operations, the Company capitalized a significant portion of its interest expense as a cost of constructing the mill.

Gypsum Wallboard Segment Results. The Company's gypsum wallboard segment realized a 20% decline in shipments and a 35%, or nearly $52 per MSF, decrease in net selling prices of gypsum wallboard when comparing the two quarters. The decreases in shipments and selling prices caused net sales to decline from $29,761,000 in the September 1999 quarter to $15,504,000 in the September 2000 quarter. Additionally, operating profits declined from $14,610,000 to $2,163,000. Weaker demand and increasing industry productive capacity has continued to adversely affect the Company's gypsum wallboard segment.

Recycled Paperboard Segment Results. Shipments of recycled paperboard increased 68% to 70,819 tons in the September 2000 quarter. This was due to the commencement of commercial operations at the Lawton mill during the last half of fiscal year 2000. Excluding shipments from the Lawton mill, recycled paperboard shipments declined 5%. Net sales for the segment increased 57% to $29,128,000[,]; however, operating losses increased from $1,826,000 in the September 1999 quarter to $4,358,000 in the September 2000 quarter. The most significant factor in the increase in the segment's operating loss was operating results posted at the Lawton mill. During the September 2000 quarter, the Lawton mill produced and sold other, lower-margined, paperboard products in addition to gypsum-grade paperboard. Additionally, the Lawton mill continued to experience inefficiencies associated with the fine-tuning of its paperboard machine and trials of gypsum-grade paperboard for multiple gypsum wallboard plants. Also, purchases in significant volumes under the long-term paperboard supply agreement with James Hardie Gypsum did not commerce during the quarter. Other factors adversely impacting the recycled paperboard segment's operating results for the September 2000 quarter include higher natural gas costs, continued weakness in East Coast markets for its products and the transition of approximately one-third of the Hutchinson, Kansas recycled paperboard mill's capacity to non gypsum-grade paperboard. The Company has shifted the majority of gypsum-grade paperboard that has historically been produced at the Hutchinson mill to the Lawton mill.

Environmental Matters
---------------------

In connection with the Company's construction of a warehouse addition to its paperboard mill located at Commerce City, Colorado, a suburb of Denver, the Company discovered and has been investigating the presence of subsurface petroleum hydrocarbons. The Company retained an environmental consultant who concluded that fuel oil, jet fuel and gasoline additives had migrated into the subsurface of the Company's property from an adjacent property. The Company has conducted its own investigations and the adjacent property owners have conducted their own investigations. Also, the Company and the adjacent owners have jointly sponsored investigations. As a result of the most recent jointly sponsored investigation, the Company again substantially verified the results obtained in earlier investigations. Additionally, the investigation uncovered newly discovered environmental conditions that appear to stem from historical underground storage tank use on the Company's property. The Company notified the Oil Inspection Section of the Colorado Department of Labor and Employment of the most recent results. The Company and a former owner of the Commerce City paper mill have entered into a participation agreement to respond to those conditions that appear to stem from historical underground storage tank use. Under the participation agreement, Republic and the former owner will share costs associated with the underground storage tank including studies and remediation, if any, 25% and 75%, respectively. At this time, the Company has not ascertained the future liability, if any, of the above matters. Environmental expenditures directly related to these matters were not material during the last three fiscal years.

Liquidity and Capital Resources
-------------------------------

The following is a summary of certain financial statistics and balances related to the liquidity and financial condition of the Company at September 30, 2000 and June 30, 2000.

($ in thousands)             September 30, 2000  June 30, 2000
--------------------------------------------------------------
Working capital                   $ 25,818          $ 34,738
Current ratio                        1.9:1             2.0:1
Cash and cash equivalents         $  7,403          $  7,414
Interest-bearing debt             $198,500          $200,000

On July 15, 1998, the Company received proceeds from the sale of $100,000,000 of 9.5% Senior Subordinated Notes (the "Notes") with a maturity date of July 15, 2008. The proceeds from the sale of the Notes, along with a credit facility of up to $85,000,000 entered into with a bank syndicate on July 15, 1998, were used primarily to finance the construction of the Lawton mill and for general and corporate purposes, including working capital. On July 15, 1998, the Company used a portion of the proceeds from the sale of the Notes to repay the outstanding principal balance ($5,950,000) of a then-existing revolving credit facility along with accrued interest. Upon repayment, the Company terminated the revolving credit facility. Due to the expanded scope of the Company's business and increased working capital requirements during fiscal year 2000, the Company signed amendments to the existing credit facility on March 1, 2000 and June 27, 2000, increasing the amount available to $115,000,000.

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

The amended $115,000,000 credit facility includes a $60,000,000 term loan effective March 1, 2000 and a $55,000,000 revolving credit facility. The principal of the term loan is being paid quarterly over four years and commenced on June 1, 2000 with payments of $1,500,000, $7,500,000, $13,500,000,
$19,500,000 and $18,000,000 due during fiscal years 2000, 2001, 2002, 2003 and
2004, respectively. At September 30, 2000, the Company had borrowed $41,500,000 under the revolving credit facility. Borrowings in excess of $40,000,000 are payable on April 2, 2001 and the balance will mature on March 1, 2004. Consequently, the $1,500,000 payable on April 2, 2001 has been reflected as a short-term note payable in the accompanying balance sheet. Availability under the credit facility is not subject to a borrowing base. The borrowings under the credit facility are guaranteed by each of the Company's material subsidiaries and are secured by a mortgage on the Lawton mill, a pledge of stock of the Company's subsidiaries and security interests in substantially all other personal property of the Company and its subsidiaries. During any period that outstanding loans under the credit facility exceed $50,000,000, the lenders may require that other real property and improvements of the Company and its subsidiaries be mortgaged as security for the credit facility. Outstanding principal amounts on the credit facility bear interest at a variable rate equal to, at the election of the Company, (i) LIBOR, plus an agreed margin (ranging from 75 to 225 basis points), which is to be established quarterly based upon the Company's leverage ratio or (ii) the higher of (a) Bank of America corporate prime rate and (b) the sum of 1/2 of 1% plus the federal funds rate, plus, in each case, an agreed margin (ranging from 0 to 100 basis points). Interest payments under the credit facility are payable quarterly. Under the credit facility, the Company is required to adhere to a number of financial and other covenants, including covenants relating to excess cash flow, debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, interest coverage ratio, minimum EBITDA, and limitations on capital expenditures and dividends. The credit facility does not restrict the transfer of funds to the Company by its subsidiaries. The Company had borrowings outstanding of $98,500,000 under the credit facility at September 30, 2000 at a weighted-average interest rate of 9.22%.

For the three months ended September 30, 2000, the Company funded $1,642,000 of additions to property, plant and equipment and repaid $1,500,000 of the term loan with $3,024,000 of cash generated from operations and existing cash balances. The credit facility imposes limits on the Company's ability to make capital expenditures, but the Company expects that those limits will not prevent it from implementing its capital expenditure program.

At September 30, 2000, the Company had available for borrowing $13,500,000 of the $55,000,000 revolving credit facility. The Company believes that the remaining portion available under the credit facility, together with cash generated by operations, including tax refunds, in fiscal 2001, and existing cash balances will be sufficient (i) to fund the capital expenditure requirements identified above, (ii) to fund the Company's working capital requirements, including interest payments, (iii) to meet its debt repayment obligations and (iv) to fund other general and corporate requirements.

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

Forward-Looking and Other Statements
------------------------------------

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements due to a number of factors, including general economic conditions, competition, market acceptance of selling price increases, raw material costs, facility fuel costs, successful attainment of designed production capacity levels at the Company's Duke, Oklahoma gypsum wallboard plant and the Lawton, Oklahoma recycled paperboard mill, consummation of the Premier or CXP Merger, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

The Company is exposed to interest rate risk primarily through its borrowing activities. At September 30, 2000, the Company had outstanding, $100,000,000 of Notes carrying a 9.5% fixed interest rate. This fixed rate obligation does not expose the Company to risk of earnings or cash flow loss due to the changes in market interest rates; however, the fair value of the Notes is sensitive to changes in interest rates. A hypothetical 100 basis point change in interest rates would result in a corresponding change of approximately $5,400,000 in the fair value of the Notes, assuming a full redemption at July 15, 2008.

At September 30, 2000, the Company had $98,500,000 of borrowings outstanding under its credit facility under which any outstanding balance bears interest at variable rates. With respect to all borrowings under the credit facility, interest rate changes generally do not affect the fair value thereof, but do impact future earnings and cash flows. A hypothetical 100 basis point change in interest rates would have a $985,000 annual impact on the Company's future earnings and cash flows based on the Company's outstanding variable rate borrowings at September 30, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for additional discussion of the terms of the Notes and the credit facility.

                          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          In November 1999, a former management employee of the Company's Halltown, West Virginia recycled paperboard mill filed a civil action lawsuit in the Circuit Court of Jefferson County West Virginia naming Republic Group Incorporated, Republic Paperboard Company of West Virginia, d/b/a Halltown Paperboard Company, and three others as defendants. The plaintiff alleges a work-related disability, retaliation, conspiracy and discrimination and is seeking compensatory and punitive damages in an unspecified amount. The Company is contesting the allegations and believes it has valid defenses against the claim. The Court has scheduled a jury trial for January, 2001. The Company has not ascertained the future liability, if any, of the above matter.

Item 2.   Changes in Securities
          Not applicable.

Item 3.   Defaults Upon Senior Securities
          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
          Not applicable.

Item 5.   Other Information
          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
          (a)  Exhibits
                  27     Article 5 of Regulation S-X-Financial Data Schedule.

          (b)  Reports on Form 8-K.
               The Company filed a Form 8-K, dated August 11, 2000 (date of earliest event reported), and filed August 21, 2000, announcing an Agreement and Plan of Merger among the Company, Premier Construction Products Statutory Trust and Premier Construction Products Acquisition Corp. The Company filed a Form 8-K/A, dated August 11, 2000 (date of earliest event reported), and filed September 12, 2000, correcting certain typographical errors contained in the Agreement and Plan of Merger among the Company, Premier Construction Products Statutory Trust and Premier Construction Products Acquisition Corp.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    REPUBLIC GROUP INCORPORATED


November 8, 2000                    /s/Doyle R. Ramsey
                                    --------------------------------------------
                                    Doyle R. Ramsey
                                    Executive Vice President and
                                    Chief Financial Officer


November 8, 2000                    /s/Michael W. Dirks
                                    --------------------------------------------
                                    Michael W. Dirks
                                    Vice President - Finance and
                                    Chief Accounting Officer

                               INDEX TO EXHIBITS



Exhibit                          Description
-------                          -----------

  27 Financial Data Schedule for the first quarter of 2001 (for SEC use only)